Form 10-K
period 2004-12-31
PortalPlayer, Inc.
filed 2005-03-21
CIK 1297633

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State of Incorporation)	(IRS Employer Identification No.)

3255 Scott Boulevard, Bldg. 1

Santa Clara, CA 95054

(Address of Principal Executive Offices, including zip code)

(408) 521-7000

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on March 11, 2005) was approximately $394,858,391. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2004, there were 23,244,236 shares of the Registrant’s Common Stock, $0.0001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee and audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this annual report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2004.

PORTALPLAYER, INC.

PART I

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop, and our customers’ willingness to purchase, new products such as our recently announced PP5024 flash memory-specific product, the geographic concentration of our revenues, elements of our growth strategy including increases in sales and marketing efforts, our critical accounting policies, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, price reductions, our needs for additional financing, price reductions, costs of being a public company, future acquisitions or investments, competition, our intellectual property and potential legal proceedings. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Factors That May Affect Our Operating Results,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions and increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business.

Overview

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive-based and flash memory-based personal media players. Personal media players are battery-powered, portable devices that capture, store and play digital media such as audio, photos, and in the future, video. Our platform solutions are designed to enable personal media players to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated personal media players in a cost-effective manner with fast time to market. Our key customers include leading manufacturers such as Inventec, who manufactures products for Apple Computer Inc. and other companies.

We believe that nearly all of our platforms sold to Inventec are incorporated into hard disk drive-based products within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod, our success depends on Apple’s continued success with these products.

Products and Technology

Our platforms consist of an SoC, firmware and software.

System-on-Chip (SoC)

SoCs are integrated circuits that include a central processing unit, memory interfaces and other components. SoCs for personal media players must address a range of requirements, including low power, high performance, low cost and high levels of system integration. We believe that optimally balancing these conflicting, but concurrent, requirements for the target device is the key to market leadership. We design our family of SoCs to be optimized for hard-disk drive, or HDD, and flash memory-based personal media players. Our SoC platforms currently utilize dual 32-bit ARM7 microprocessor cores to provide scaleable performance. This enables support for audio encoders, digital rights management, networking connectivity enhancements and audio post-processing effects, such as equalization and stereo expansion. Our SoCs are designed to work with HDDs and can support flash memory. They also include on-chip memory, a liquid crystal display controller, HDD controllers, flash memory controllers, television output support controllers and analog components, including analog to digital converters and USB transceivers. Our SoCs are manufactured using standard complementary metal-oxide semiconductor, or CMOS, processes. The following table summarizes the key features of our principal SoCs:

Volume Production Date	Device	Addressable Markets	Key Features
2001	PP5002	Audio	• Reduced power consumption • Increased on-chip memory • Direct interface for up to four hard drives or CD-RW drives

2003	PP5020	Audio and photo

•   Further reduction in power consumption

•   USB 2.0 controller with support for device host and On-The-Go connectivity

•   Direct connectivity for digital still cameras

•   FireWire integration

•   PictBridge photo printer support

•   Television output support

•   Color liquid crystal display support

2005	PP5022	Audio and photo

•   Up to 3X improvement in battery life

•   0.13 micron CMOS process

•   High “on demand” peak performance with ultra-low power in typical operation

•   Multiple high resolution display interface options including Dual Display option

•   Mixed signal integration: USB 2.0 Host PHY, PLL, ADC, PWM controller

In March 2004, we introduced our latest product, the PP5024. This fully-integrated solution is designed to meet next generation requirements for high-capacity flash memory-based personal media players. The PP5024 integrates a 0.13 micron media processor with a 0.35 micron analog SoC and is our first flash-specific product. The PP5024 includes analog audio, power management and battery charging integration, which enables high-performance audio jukebox features such as subscription music services and database caching support in a low-power flash platform. We anticipate that the PP5024 will be generally available in the second half of 2005. We cannot guarantee that the PP5024 will be accepted by our target customers, will offer the features or performance that our customers require or that we anticipate, or will be available as scheduled or in time for our customers’ needs.

Firmware Development Kits

Our firmware development kits, or FDKs, include the embedded firmware code, tools and documentation necessary to develop personal media player products. The principal capabilities of our FDKs include:

•	Enabling high-quality audio playback and encoding through optimized implementations of digital media compression and decompression functions;

•	Supporting a range of file types, including music, photos, images and text through a flexible file management system;

•	Quickly sorting and indexing thousands of audio and photo files through advanced database engines;

•	Supporting multiple music services with the appropriate decoders, decryption engines, application programming interfaces and hardware designs required to securely transfer, store and playback content to enable a customer to ship a product and then provide a firmware update to add a new music service or feature;

•	Actively scaling the processor speed or powering on and off various parts of the SoC, HDD or other components as required; and

•	Reducing the required data movement and associated power drain in an HDD-based system through advanced caching techniques.

Software Development Kit

Our software development kit, or SDK, helps our customers build applications that enable users to easily manage the audio and photo files stored on their personal media player using feature-rich PC user interfaces. Our SDK provides developers with the components, tools, sample code and documentation to create a custom digital media management application for personal media players. The principal features of our SDK include:

•	Enabling the development of third-party PC applications, which can provide device file system access and device control in Microsoft Windows operating systems;

•	Enabling the transfer of content from the PC to the device;

•	Synchronizing content to the portable device based on rules set up on the PC;

•	Enabling firmware updates and device maintenance; and

•	Supporting cryptography services to enable OEMs to customize their content security policies on the device.

Customers

We sell our platforms primarily to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. Many of our customers in turn sell to branded OEMs, who sell end products that incorporate our platform solutions. In 2002, 2003 and 2004, Inventec accounted for 88.4%, 84.6% and 89.3% of our revenue, respectively. Inventec was the only customer that accounted for 10% or more of our revenue in each of these periods.

We believe that nearly all of our platforms sold to Inventec are incorporated into hard disk drive-based products within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod, our success depends on Apple’s continued success with these products.

In addition, if Inventec’s relationship with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of Inventec’s business relationship with Apple. Apple may choose to work with other original design manufacturers. The loss by Inventec of sales to Apple could also harm our business and financial position.

The customers from whom we have derived at least $200,000 in revenue since January 1, 2003 include: Bang and Olufsen A/S, Inventec, Inventec Malaysia, Kaga Electronics Co. Ltd., Philips Consumer Electronics, Samsung Bluetek Co., Ltd., Thomson Multimedia (RCA), Hon Hai Precision Industry Corporation, IDT Data System Limited, Mitac Technology Corporation, Reigncom Korea Limited, Tatung Corporation, and Wistron Corporation. These customers together have accounted for substantially all of our revenue since January 1, 2003. In addition, our platforms sold to our customers from whom we have derived at least $200,000 in revenue since January 1, 2003 are also included in products branded by Aiwa, Philips, RCA, Rio, Samsung, Medion, Mitac, Olympus, iRiver, Tatung, Gateway and Virgin Electronics.

Many of our ODM customers are based in Asia. Accordingly, sales to the Asia/Pacific region including Japan accounted for approximately 96.1%, 98.5% and 99.8% of our revenue in 2002, 2003 and 2004, respectively. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. For a discussion of our revenue by geographic region, please see Note 13 of the notes to our consolidated financial statements.

Sales and Marketing

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. We have direct sales personnel in the United States, Taiwan, Japan and Korea. We also have indirect sales representatives with offices in Japan, Korea, Taiwan, China, Hong Kong and Singapore. We are currently transitioning to a new distributor in Japan. Because industry practice allows customers to reschedule or cancel orders on relatively short notice and since our sales are typically made pursuant to purchase orders, we believe that backlog is not a good indicator of our future sales.

Our marketing group focuses on our product strategy, product road map, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, sales training and public relations. The group works closely with our sales and research and development groups to align our product development road map. The group also coordinates our product development activities, product launches and ongoing demand and supply planning with our development, operations and sales groups, as well as with our ODM and OEM customers, sales representatives and distributors. We support our customers through our field application engineering and customer support organizations. Overall, we intend to increase our sales and marketing efforts.

Research and Development

We devote a substantial portion of our resources to developing new platforms and products and to strengthening our technological expertise. Our engineering team has expertise in architecture design, integrated circuit design and software engineering. Our research and development expenditures were approximately $16.6 million in 2002 and $11.1 million in 2003. Our research and development expenditures in 2004 were $14.8 million, excluding stock-based compensation of approximately $0.5 million. We intend to increase our research and development efforts and related expenses significantly in the future. Our hardware engineering staff is located in Santa Clara, California and Hyderabad, India. Our firmware and software engineering staff is located in Kirkland, Washington, Charlotte, North Carolina, Taiwan and Hyderabad, India. Our development center in India allows us to reduce our engineering labor costs and gives us access to a sizeable pool of engineering talent.

Manufacturing

Manufacturing Logistics

We use third parties to manage our manufacturing logistics. We currently work with eSilicon and LSI Logic to provide these manufacturing logistics, including pre-production test hardware and test program development, characterization and qualification testing, production scheduling, capacity planning, work-in-progress tracking, yield management, shipping logistics, supplier management and quality support functions, such as failure analysis. We currently do not have long-term supply contracts with our manufacturing logistics partners. We may terminate our agreement with LSI Logic with 30 days, written notice and payment of a cancellation fee, and either we or LSI Logic may terminate the agreement for the other party’s material breach that is not cured within 30 days of notice of the breach. Our agreement with eSilicon will automatically renew on an annual basis each year in October unless we or eSilicon provides notice of non-renewal at least 90 days prior to the expiration date, and either we or eSilicon can terminate the agreement for the other party’s material breach that is not cured within 30 days of notice of the breach. In addition, we have operations and quality engineering personnel that work with eSilicon and LSI Logic to manage manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors.

We design and develop our SoCs and electronically transfer our proprietary designs to our manufacturing logistics partners, who in turn contract with independent, third-party wafer foundries and packaging subcontractors to process silicon wafers and assemble and test our SoCs. By contracting our manufacturing, we are able to focus our resources on product design and eliminate the large capital investment and high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of leading manufacturers and to maintain flexibility in choosing suppliers that meet our technology and cost requirements.

Three outside foundries, LSI Logic in the United States and Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, in Taiwan, currently manufacture substantially all of our semiconductors. Presently, each specific model of our semiconductors is manufactured at only one foundry supplier. These foundries currently fabricate our devices using mature and stable 0.18 and 0.13 micron CMOS process technology.

Following wafer processing, wafers that are manufactured for our SoCs are shipped to third-party packaging subcontractors managed by our manufacturing logistics partners, where they are sliced into individual die, assembled into finished semiconductor packages, and electrically tested before we take delivery. We currently rely on Amkor facilities in Taiwan and Korea and Siliconware Precision Industries Co., Ltd. (SPIL) in Taiwan to assemble and test our SoCs. Our SoCs are designed to use low-cost, industry standard packages and to be tested with widely available automatic test equipment. We control all product test programs used by the packaging subcontractors in cooperation with our manufacturing logistics partners. These test programs are developed based on product specifications, thereby maintaining our ownership for the functional and parametric performance of our semiconductors.

In addition to our warehouse located in Santa Clara, in the last quarter of 2004 we added a new logistics warehouse in Hong Kong which is managed by a local third party, and we expect that the majority of our future shipments will be shipped to our customers from the Hong Kong warehouse.

Quality Assurance

We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We apply established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our SoCs. We emphasize a strong supplier quality management practice in which the manufacturing suppliers that are used by our manufacturing logistics partners are pre-qualified by our operations and quality teams. To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.

Competition

The market for our platforms is competitive and rapidly evolving. As we enter new markets and pursue additional applications for our platforms, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

In particular, we face competition from semiconductor companies which have traditionally focused on flash-based players, such as Philips Semiconductor, SigmaTel and Telechips. Some of these companies offer their customers highly integrated SoCs, including analog components, which reduce system cost and size but generally lack the processing power to support larger displays, larger databases and other value-added features.

We also compete with other semiconductor companies, including Intel and Texas Instruments, and with other SoC vendors. Companies such as Intel and Texas Instruments have significantly greater financial, technical, manufacturing, marketing, sales and other resources than us. These companies offer high-level performance semiconductors but typically require their customers to work with third-party firmware and software solutions.

We may also face competition from some of our customers who may develop products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers.

In addition to the factors discussed above, we believe that the key competitive factors in our market include:

•	ability to deliver comprehensive platform solutions with the flexibility to allow customers to decrease the length of their product design cycles;

•	power efficiency due to the increased power requirements of color displays and photo processing;

•	price;

•	timeliness of new product introductions;

•	ability to support a wide variety of industry standards in a timely manner;

•	intellectual property position and know-how; and

•	customer support.

We believe we compete favorably because we provide comprehensive platform solutions to enable quick time to market and allow customer differentiation while reducing the overall system cost and size.

We believe that nearly all of our platforms sold to Inventec are incorporated in the Apple iPod product family. As a result, our business is also affected by competition in the market for hard disk drive-based personal media players. If competing products that are not based on our platform solution take market share from the Apple iPod, it could harm our business and cause our revenue to decline.

Intellectual Property

As of December 31, 2004, in the United States we had three issued patents and 11 patent applications pending. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged, invalidated or declared unenforceable. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages.

Our success also depends on our other rights in proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we also typically enter into confidentiality agreements with our employees and consultants. PortalPlayer and the PortalPlayer logo are our registered trademarks. These trademarks remain valid while we continue to use and renew them. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our platforms, technology or business plans. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our platforms or technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties could infringe or misappropriate our patents, copyrights, trademarks and other proprietary rights. In addition, other parties may assert infringement claims against us or our customers. Although we do not believe our platforms infringe any patents, our platforms may be found to infringe one or more issued patents. In addition, because many pending patent applications in the United States are not publicly disclosed by the United States Patent and Trademark Office until the application is published, there may be applications that relate to our platforms of which we have no knowledge. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. We may also be required to resort to litigation to enforce our intellectual property rights. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of December 31, 2004, we had 181 full-time employees, including 147 in research and development, 12 in sales and marketing and 22 in general and administrative. Of these full-time employees, 54 are located in Santa Clara, California, 31 are located in Kirkland, Washington, three are located in Charlotte, North Carolina, two are located in Taiwan, one is located in Japan, one is located in Korea and 89 are located in Hyderabad, India. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our internet address is www.portalplayer.com. We make available, free of charge, through our internet website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

Item 2.	Properties.

Our corporate headquarters are located in Santa Clara, California, where we occupy approximately 28,000 square feet under a lease expiring on May 31, 2005. We expect to occupy alternate office space upon the termination of this lease agreement. We also lease approximately 10,000 square feet in Kirkland, Washington under a lease that expires on March 14, 2006. We also lease a total of approximately 18,500 square feet in Hyderabad, India, which serve as our engineering and product development locations. Our primary lease in

Hyderabad, India expires on August 14, 2005. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 8, 2004, our stockholders approved by written consent (i) our reincorporation in Delaware by merger of PortalPlayer, Inc., a California corporation, with its wholly-owned subsidiary PPI Reincorporation Sub, Inc., a Delaware corporation, (ii) an amendment to PPI Reincorporation Sub, Inc.’s certificate of incorporation to change its name to “PortalPlayer, Inc.”, (iii) adoption of our 2004 Stock Incentive Plan, to be effective upon the closing of our initial public offering, (iv) adoption of our 2004 Employee Stock Purchase Plan, to be effective upon the closing of our initial public offering, (v) amendment and restatement of our certificate of incorporation following our initial public offering and (vi) the form of indemnity agreement to be entered into with officers, directors and key employees and agents. Stockholders holding 40,039,115 shares of our capital stock voted in favor of items (i)-(vi) above. We did not receive any abstentions or broker non-votes.

On November 11, 2004, our stockholders approved by written consent (i) an amendment to our certificate of incorporation to effect a 1:3 reverse stock split, (ii) an amendment to our bylaws, (iii) an amendment to the form of indemnity agreement to be entered into with officers, directors and key employees and agents, (iv) assumption of the 2004 Employee Stock Purchase Plan that was adopted by our predecessor corporation in California, (v) assumption of the 2004 Stock Incentive Plan that was adopted by our predecessor corporation in California, (vi) assumption of the 1999 Stock Option Plan that was adopted by our predecessor corporation in California and (vii) amendment of the 1999 Stock Option Plan to increase the number of shares reserved for issuance by 116,667 shares, to 5,467,004 shares, and amendment of the 2004 Stock Incentive Plan to decrease the number of shares reserved for issuance by 116,667 shares, to 1,337,500 shares. Stockholders holding 28,628,457 shares of our capital stock voted in favor of the stock split. We did not receive any abstentions or broker non-votes.

No other matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers

The names of our executive officers and their ages as of December 31, 2004 are as follows:

Name	Age	Position(s)
Gary Johnson	45	President, Chief Executive Officer and Director
Svend-Olav Carlsen	39	Vice President and Chief Financial Officer
Sanjeev Kumar	40	Chief Operating Officer
Michael J. Maia	47	Vice President of Sales and Marketing
Richard G. Miller	42	Vice President and Chief Technology Officer
Scott W. Tandy	37	Vice President of Strategic Marketing

Gary Johnson has served as our President, Chief Executive Officer and director since April 2003. Prior to joining us, from March 2002 to April 2003, Mr. Johnson served as president and chief executive officer of Z-Force Communications, Inc., a network storage technology company. Mr. Johnson also served as chairman of the board of Z-Force Communications, Inc. from March 2001 to March 2002. From February 2000 to May 2001, Mr. Johnson served as president and chief executive officer of Nanuk Networks, a wireless technology company. From December 1997 to June 1999, Mr. Johnson served as vice chairman of S3 Incorporated, a provider of multimedia semiconductors. From August 1996 to December 1997, Mr. Johnson served as president and chief executive officer of S3 Incorporated after joining them in July 1994. From September 1986 to July 1994, Mr. Johnson held various management positions at National Semiconductor, a semiconductor company. Mr. Johnson holds a B.Sc. in electronic engineering from De Montfort University, England.

Svend-Olav Carlsen has served as our Vice President and Chief Financial Officer since June 2004. Prior to joining us, from October 2000 to June 2004, Mr. Carlsen served as vice president, finance and corporate controller and chief financial officer of Transmeta Corporation, a semiconductor company. From April 1996 to October 2000, Mr. Carlsen served in various roles in the finance organization, most recently as corporate assistant controller, director of tax and international finance of S3 Incorporated and Diamond Multimedia, Inc. which was acquired by S3 Incorporated in 1999. Mr. Carlsen is a CPA (state of Illinois) and holds an undergraduate degree and an M.B.A. (Diplom) from LMU, University of Munich, Germany.

Sanjeev Kumar has served as our Chief Operating Officer since June 2003. Prior to that, Mr. Kumar served as our vice president of firmware engineering beginning in June 1999, when he joined us as a founder. Prior to joining us, from April 1997 to July 1999, Mr. Kumar served as director of software engineering of National Semiconductor Corporation. From April 1994 to April 1997, Mr. Kumar served as a software engineering manager of Digital Equipment Corp. (now part of Hewlett Packard), a computer and electronics company. Mr. Kumar holds a Masters in electrical engineering from Tulane University and a B.Sc. in electrical engineering from the Indian Institute of Technology, Kanpur, India.

Michael J. Maia has served in several roles since July 1999 when he joined us as a founder, most recently as Vice President of Sales and Marketing. Prior to joining us, from August 1996 to July 1999, Mr. Maia served as senior director of marketing for the information appliances group of National Semiconductor Corporation. From March 1994 to July 1996, Mr. Maia served as vice president of marketing at Cirrus Logic, Inc., a semiconductor company. Mr. Maia holds a B.S. in marketing from San Francisco State University and an M.B.A. from St. Mary’s College.

Richard G. Miller has served as our Vice President and Chief Technology Officer since June 2004. Prior to joining us, from September 2002 to June 2004, Mr. Miller served as an architecture and strategy consultant for various technology companies. From April 2002 to August 2002, Mr. Miller served as vice president, DTV Division of Genesis Microchip Inc., a semiconductor company. From January 1995 to April 2002, Mr. Miller served as chief executive officer and was the founder of VM Labs, Inc., a semiconductor company. VM Labs, Inc. filed for bankruptcy in December 2001. Mr. Miller holds a B.Sc. in theoretical physics from Queen Mary College, University of London.

Scott W. Tandy has served as our Vice President of Strategic Marketing since February 2004. Prior to joining us, from August 2002 to February 2004, Mr. Tandy served as vice president of sales and marketing of Digital 5, Inc., a connected consumer electronics middleware company. From May 2002 to August 2002, Mr. Tandy consulted with the venture capital community and investigated new markets. From January 2001 to May 2002, Mr. Tandy served as director of marketing of AON Networks, Inc., a networking software company. From August 2000 to January 2001, Mr. Tandy consulted with Skymoon Ventures, a venture capital firm. From October 1999 to August 2000, Mr. Tandy served as vice president of marketing for the web connected internet appliances group of SonicBlue Incorporated. From January 1999 to October 1999, Mr. Tandy served as Business Unit Program Manager of S3 Incorporated. Prior to January 1999, Mr. Tandy held various marketing positions at S3 Incorporated, including director of marketing and director of strategic marketing. Mr. Tandy holds a B.Sc. in electrical engineering from Clarkson University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been traded on The Nasdaq National Market under the symbol “PLAY” since November 19, 2004. Our common stock had a high trading price of $33.45 and low trading price of $22.02 per share for the period between November 19, 2004 and December 31, 2004, as reported by The Nasdaq National Market.

As of March 11, 2005, there were approximately 128 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

Dividend Policy

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, if we were to borrow against our bank borrowing arrangements we would be prohibited from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this report.

Use of Proceeds from Registered Securities

Our Registration Statement on Form S-1 (File No. 333-117900) related to our initial public offering was declared effective by the SEC on November 18, 2004. A total of 7,187,500 shares of our Common Stock was registered with the SEC with an aggregate offering price of approximately $122.2 million. All of these shares were registered on our behalf. The offering commenced on November 19, 2004 and all shares of common stock offered were sold for the aggregate offering price through a syndicate of underwriters managed by Citigroup; Credit Suisse First Boston; Needham & Company, Inc.; and SG Cowen & Co.

We paid to the underwriters underwriting discounts and commissions totaling $8.6 million in connection with the offering. In addition, we incurred additional expenses of approximately $3.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total expenses of $11.7 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $110.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

From the time of receipt through December 31, 2004, $2.1 million of the net proceeds were applied toward the repayment of bank borrowings. The remaining net proceeds have been invested in interest bearing, investment-grade securities.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we issued and sold the following unregistered securities:

1. We granted options and issued warrants to purchase 1,101,890 shares of common stock to employees, directors and consultants under our stock plans at exercise prices ranging from $0.45 to $9.72 per share.

2. We issued 2,909,779 shares of common stock pursuant to the exercise of stock options at an exercise price ranging from $0.45 to $2.40 per share.

The sales of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$—	$1,877	$8,763	$20,939	$92,563
Cost of revenue	—	1,494	5,676	12,274	53,743

Gross profit	—	383	3,087	8,665	38,820
Operating expenses:
Research and development	10,204	17,248	16,563	11,103	14,823
Selling, general and administrative	4,658	8,136	8,611	5,072	7,605
Stock-based compensation*	183	588	554	473	5,797

Total operating expenses	15,045	25,972	25,728	16,648	28,225

Operating income (loss)	(15,045)	(25,589)	(22,641)	(7,983)	10,595
Interest income (expense) and other, net	276	335	121	(63)	269

Income (loss) before income taxes	(14,769)	(25,254)	(22,520)	(8,046)	10,864
Provision for income taxes	—	—	—	—	481

Net income (loss)	$(14,769)	$(25,254)	$(22,520)	$(8,046)	$10,383

Basic net income (loss) per share (1)	$(679.56)	$(1,151.36)	$(968.35)	$(124.17)	$2.46

Diluted net income (loss) per share (1)	$(679.56)	$(1,151.36)	$(968.35)	$(124.17)	$0.57

Shares used in computing basic net income (loss) per share	21,733	21,934	23,256	64,800	4,223,609

Shares used in computing diluted net income (loss) per share	21,733	21,934	23,256	64,800	18,127,960

* Stock-based compensation expense consists of:
Research and development	$66	$—	$—	$—	$494
Selling, general and administrative	117	588	554	473	5,303

	$183	$588	$554	$473	$5,797

(1)	The basic and diluted net income (loss) per share computation in 2000, 2001, 2002, and 2003 excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. Certain antidilutive options and warrants have additionally been excluded from the 2004 basic and diluted net income per share computation. See Note 1 of the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted income (loss) per share.

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and short term investments	$13,595	$4,332	$16,078	$10,778	$123,600
Working capital	12,905	2,371	16,179	9,615	137,271
Total assets	16,881	11,482	23,771	18,664	148,496
Long-term obligations, less current portion	225	182	869	502	5
Convertible preferred stock	31,312	47,252	83,163	83,163	—
Total stockholders’ equity (deficit)	$(16,450)	$(41,632)	$(65,023)	$(72,576)	$138,448

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read together with the consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Factors That May Affect Our Operating Results” or elsewhere in this filing.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive-based personal media players. Personal media players are battery-powered, portable devices to capture, store and play digital media such as audio, photos, and in the future, video. Our platform solutions are designed to enable personal media players to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated personal media players in a cost-effective manner with fast time to market. Our key customers include leading manufacturers such as Inventec, who manufactures products for Apple Computer Inc. and other companies.

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001, to $8.8 million in 2002, $20.9 million in 2003 and $92.6 million in 2004. We generated net losses of $25.3 million, $22.5 million, and $8.0 million 2001, 2002 and 2003, respectively, and generated net income of $10.4 million in 2004. The net income (loss) included non-cash, stock-based compensation charges of $0.6 million, $0.6 million, $0.5 million and $5.8 million in 2001, 2002, 2003 and 2004, respectively. These charges are described in more detail under “Financial Operations Overview—Stock Compensation Expense.”

We have grown our employee base from six at inception to 181 people as of December 31, 2004 in five countries, with approximately one-half of our employees, primarily engineering staff, located in India. In August 2002 and January 2003, we initiated headcount reductions and restructuring initiatives, which resulted in a reduction in staff of approximately 60 people. The headcount reductions and restructuring initiatives were undertaken to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Specifically, we had originally expected a more rapid adoption of hard disk drive-based personal media players and planned our resources accordingly. Due to a worldwide unfavorable economic environment, including the economic downturn in the United States in 2002 and 2003, consumer demand for hard disk drive-based personal media players did not materialize as we expected during that time. During that period, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. We expect that if and when similar unfavorable economic conditions occur, it could have a similar effect on demand for semiconductor and consumer electronics products in the future and our business could be negatively affected. In addition, if the current economic recovery slows down, we may experience decreases in the demand for our platforms, which may harm our business. Since the headcount reduction, we have since increased our staff by 72 employees. We expect that our headcount will increase further to support our expected growth.

Since inception, we have had one major customer, Inventec, an original design manufacturer, or ODM, based in Asia, which manufactures products for Apple and other companies. Inventec continues to be our major customer, accounting for 88.4%, 84.6% and 89.3% of our revenue in 2002 and 2003 and 2004, respectively.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their ODM partners. We intend to continue to focus primarily on customers that produce small form factor, high density storage-based personal media players. Some of our customer relationships, other than Inventec, have been developed over a short period of time and are generally in the preliminary stages. We cannot assure you that these customers will generate significant revenue, that we will be able to retain these customers or that we will continue to be successful in attracting new customers. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenue for the foreseeable future.

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to Asia, including Japan, accounted for approximately 96.1%, 98.5% and 99.8% of our revenue in 2002 and 2003 and 2004, respectively. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

Because our platforms are designed for use in consumer electronics products, such as personal media players, we expect our business to be subject to seasonality, with increased revenue typically in the third and fourth quarters of each year when customers place orders to meet year-end holiday demand. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business.

Our internal forecasting and planning is based in part on customer forecasts we receive. As we are operating in a relatively new industry segment, availability of current market forecasts for high density storage-based personal media players is limited. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

We outsource to independent third parties the implementation of certain design aspects of our SoCs and all of our manufacturing logistics, including the manufacturing, test, packaging, warehousing and shipping of our SoCs. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. In addition to our warehouse located in Santa Clara, in the fourth quarter of 2004 we added a new logistics warehouse in Hong Kong, which is managed by a local third party, and from which we expect the majority of future shipments to our customers to be made.

Financial Operations Overview

The following describes certain line items in our statements of operations:

Revenue

We generate revenue from sales of our platforms. The main factors which impact our revenue are unit volumes shipped and average selling prices. We have experienced quarter-over-quarter unit volume increases for the past six quarters while we have seen average selling prices decline over time as our platforms have matured in the market. Overall, we expect average selling prices for our platforms to decline over time as products mature. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates.”

Cost of Revenue

Cost of revenue consists primarily of the cost of finished goods and, to a lesser extent, certain technology license fees, personnel and occupancy associated with manufacturing support, quality assurance and internal inventory handling costs. The cost of finished goods includes the cost for fully packaged and tested semiconductors that we purchase from our manufacturing logistics partners. On occasion, cost of revenue may additionally include a component for write-offs of certain inventories based on forecasted demand in future periods.

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In 2004 we sold inventory with an original cost of approximately $0.2 million, which had been previously written-off due to changes in customer demand for a older generations of SoC platforms. We recorded revenue, and accordingly, gross profit of $0.3 million related to the sale of those inventories.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, such as prototype wafers and mask sets, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Before releasing new products, we incur charges for prototype wafers and mask set revisions, which can cause a fluctuation in research and development expense. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $0.4 million, $0.8 million and $0.5 million in 2002, 2003 and 2004, respectively. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

Selling, general and administrative expense consists primarily of salaries, bonuses, benefits and related overhead costs for sales, marketing and administrative personnel, legal and accounting services as well as marketing activities. We expect selling, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel and incur other costs related to the anticipated growth of our business, our operations as a public company and improvements to our information technology infrastructure.

Stock-Based Compensation

Stock-based compensation includes two components, the amortization of deferred stock compensation and variable stock-based compensation. Deferred stock compensation results from the grant of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees. Variable stock-based compensation equals the fair value of stock options, preferred stock and warrants granted to consultants. As of December 31, 2004, we had approximately $4.8 million of deferred stock compensation. We are amortizing deferred stock compensation on a straight-line basis through 2008. Amortization of deferred stock compensation expense was zero in 2002 and 2003, and $1.7 million in 2004. We currently expect to incur amortization of deferred stock-based compensation of approximately $1.4 million in 2005, 2006 and 2007, respectively, and $0.6 million in 2008.

Variable stock-based compensation results from the difference between the fair value of the stock award and the price at which the instrument can be exercised. We recorded variable stock-based compensation of $4.1 million in 2004 related to option awards to a director and four non-employee advisory consultants, a warrants bonus award to an executive, as well as a note to a stockholder, who is also a director, for consulting services. Variable stock-based compensation was $0.6 million, and $0.5 million in 2002, and 2003, respectively, and was related to consulting services in prior periods. Although most of such instruments have vested or have been terminated, we expect to incur variable stock-based compensation from these instruments in future periods. We report employee stock-based compensation as a separate expense rather than including it in the functional category to which it relates, as we believe it provides more meaningful comparison.

Other Income (Expense) and Other, Net

Other income (expense) and other, net consists mostly of interest earned on our cash and investments, offset by interest expense associated with our bank borrowings.

Provision for Income Taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. We have recorded a provision of approximately $0.5 million for federal alternative minimum taxes for the year ended December 31, 2004. We did not record any income taxes prior to such period.

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $45.7 million and state net operating loss carryforwards of approximately $20.4 million. These federal and state net operating loss carryforwards expire at various dates from 2008 through 2023, if not utilized. As of December 31, 2004 we also had research and development credit carryforwards of approximately $2.3 million for federal and approximately $1.4 million for state tax purposes. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; and (c) stock option valuation, which impacts the disclosure and recognition of stock-based compensation. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition

We sell our platforms to OEMs, ODMs and distributors and recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured, and the rights and risks of ownership have passed to the customer. Revenue to customers is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. In such instances, we record a trade receivable for the selling price since there is a legally enforceable right to payment, reduce inventory for the carrying value of goods shipped since legal title has passed to the customer, and record the gross margin as “Deferred income” on the consolidated balance sheet until expiration of the acceptance period.

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In 2004 we sold inventory with an original cost of approximately $0.2 million, which had been previously written-off due to changes in customer demand for older generations of SoC. We recorded revenue, and accordingly, gross profit of $0.3 million related to the sale of this inventory.

Stock-Based Compensation

We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, or APB 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation”. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares issuable under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123, which requires that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 1 of our consolidated financial statements, consisting of the expected life of the option, risk-free interest rate, volatility and dividend yield.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

We grant options and warrants to employees, directors and consultants. Stock-based compensation includes the fair value of instruments issued to consultants and directors and the amortization of deferred stock compensation associated with options to employees. The fair value of instruments to consultants is based on management’s estimates using Black Scholes option pricing models. Instruments to consultants that are not fully vested are subject to periodic revaluation (variable accounting), over the vesting term. These fair value estimates are based on a number of variables, including the fair value of the stock underlying the instrument, which are subject to change over the lives of the instruments.

We record deferred stock-based compensation, which consists of the amounts by which the estimated fair value of the stock underlying the employee option exceeds the exercise price at the date of grant or other measurement date, if applicable. In determining the fair value of our common stock at the dates of grant of stock awards prior to November 18, 2004, we were unable to rely on a public trading market for our stock, recent stock sales to unrelated third parties or third party valuations of our common stock. As a result, we relied on numerous objective and subjective factors and methodologies to value our common stock at different stages of our growth.

As we began the process of preparing for our initial public offering, we developed a preliminary valuation using a market comparable approach as of August 2004, the date of the initial filing of our registration statement in connection with our offering. We examined the price/earnings (P/E) based trading multiples of comparable companies, including competitors and other similar publicly traded companies, including more recent comparable semiconductor IPOs. We also considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as our financial forecasts for the years 2004 and 2005, as constantly updated, to develop our valuation. For purposes of this recent valuation, we allocated the estimated values to outstanding convertible preferred stock based on underlying conversion ratios rather than attributing any value to liquidation premiums. We considered the valuation performed by management using the multiples of comparable companies to be the best available tool for projections of the ultimate IPO pricing range for purposes of valuing our stock awards.

The fair value of the common stock granted prior to our consideration of a public offering of securities was originally estimated by the board of directors. We did not obtain contemporaneous valuations by unrelated valuation specialists because, at the time of the issuances of stock awards during prior periods, our efforts were focused on development of products and creation of significant customer relationships and we believed the more likely outcome for liquidation was through an acquisition. We considered our financial performance and growth since July 2003 as our earnings growth rates have contributed to the increase in the fair values of our shares. In addition, despite earlier contacts of a general nature with investment banks, we did not initiate contact with investment banks until June of 2004 to discuss our intention to engage in the IPO process and, although we discussed general valuations, we did not receive preliminary pricing information as part of these discussions. Accordingly, we did not base our valuation of our stock options granted during 2004 on pricing information received from investment banks. However, based on input received from various investment banks during the underwriter selection process and, as discussed above, we examined the P/E based trading multiples of comparable companies. In August 2004, we reassessed values at various important milestones in our corporate development, including the hiring of our executive team including Gary Johnson as our Chief Executive Officer in May 2003 and Svend-Olav Carlsen as our Chief Financial Officer in June 2004, the ramping of sales to our most significant customer in 2003, and the establishment and subsequent updating of our annual operating plans for 2004 and 2005. These reassessed values were derived using a market comparable approach and did not factor value of liquidation preferences of convertible preferred stock. Prior to July 2003, we derived the value of our common stock from the liquidation values and purchase prices of our convertible preferred stock.

On October 21, 2004, we received filing range indications from the underwriters. The following table shows the increase in the reassessed fair value of our common stock at recent grant dates prior to our initial public offering:

Stock Award Grant Dates	Exercise Price Per Share	Fair Market Value Per Share
Through June 2003	$0.45	$0.45
July 1, 2003 through December 31, 2003	$0.45	$0.45–3.21
January 1, 2004 through March 31, 2004	$0.45	$3.21–8.85
April 1, 2004 through July 31, 2004	$0.45–5.70	$8.85–10.68
August 1, 2004 through September 30, 2004	$9.72	$10.68–11.67
October 1, 2004 through November 18, 2004	$9.72	$11.67–17.00

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Years Ended December 31,
	2002	2003	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	64.8	58.6	58.1

Gross margin	35.2	41.4	41.9
Operating expenses:
Research and development	189.0	53.0	16.0
Selling, general and administrative	98.3	24.2	8.2
Stock-based compensation	6.3	2.3	6.3

Total operating expenses	293.6	79.5	30.5

Operating income (loss)	(258.4)	(38.1)	11.4
Other income (expense), net	1.4	(0.3)	0.3

Net income (loss) before income taxes	(257.0)	(38.4)	11.7
Provision for income taxes	—	—	(0.5)

Net income (loss)	(257.0)%	(38.4)%	11.2%

Years Ended December 31, 2003 and 2004

Revenue.    Revenue increased from $20.9 million in 2003 to $92.6 million in 2004, a 343% increase. This increase was primarily due to an approximately 437% increase in unit shipments of our platforms, partially offset by an approximately 17.7% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the HDD-based personal media player market and the introduction of our PP5020 SoC into the market at the end of 2003. Revenue on sales to the Asia/Pacific region, including Japan increased from 98.5% in 2003 to 99.8% in 2004. Sales to Inventec accounted for 89.3% of our revenue in 2004 compared to 84.6% of our revenue in 2003.

Cost of revenue and gross margin.    Cost of revenue increased from $12.3 million in 2003 to $53.7 million in 2004, a 337% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 19.2% decline in our average cost per unit shipped as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 41.4% in 2003 and 41.9% in 2004. We recognized revenue and gross profit of approximately $0.3 million in 2004 on the sale of previously written-off inventory for older generations of SoC platforms with an original cost of approximately $0.2 million. There were no such sales of previously written off material in 2003. In 2004 we wrote-off approximately $0.6 million for excess and obsolete inventory for older generation products in excess of future demand as most of our principal customers had successfully transitioned to our latest product during 2004. Similar inventory write-offs of $0.6 million were recorded in 2003. We expect additional inventory write-offs from time to time and our gross margin to fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development.    Research and development expense increased from $11.1 million in 2003 to $14.8 million in 2004, a 33% increase. Approximately $2.8 million of the increase was due to an increase in personnel-related expenses resulting from a 43% increase in research and development headcount as of December 31, 2004 over the period ended December 31, 2003. The majority of this headcount increase occurred in the second half of 2004. In addition, we had an increase of approximately $1.2 million in engineering-related expenses, as well as a $0.3 million increase in travel-related expenses. The majority of our engineering expenses related to supporting hardware and software modifications on our current product and to design work on future product generations. Overall, the increase was offset by a decrease of $0.5 million in depreciation and maintenance expenses as a result of reduced capital expenditures. We expect that we may increase our spending for the development of future product generations in future periods.

Selling, general and administrative.    Selling, general and administrative expense increased from $5.1 million in 2003 to $7.6 million in 2004, a 49% increase. The increase of approximately $2.5 million was primarily due to an increase of $1.5 million in personnel-related expenses, resulting from a 31% increase in selling, general and administrative headcount in 2004 over 2003, an increase of $0.3 million in marketing and travel-related expenses, and an increase of $0.7 million in professional services-related expenses, including outside services, accounting and legal expenses, as well as an increase in commissions paid to outside sales representatives.

Stock-based compensation.    Stock-based compensation expense increased from $0.5 million in 2003 to $5.8 million in 2004. The $0.5 million of stock compensation expense in 2003 related to variable stock compensation in connection with a director’s consulting services. In 2004, the Company recorded $0.6 million of stock compensation expense related to the director’s consulting services. In addition, in 2004 we recorded approximately $1.7 million in relation to the amortization of deferred stock-based compensation related to employee grants as the fair value of our common stock increased during the past twelve months. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In 2004 we additionally recorded approximately $2.0 million in association with a non-recourse promissory note issued by a director in exchange for his consulting services to us and an additional $0.8 million associated with 133,333 options granted to a director in connection with his management services to us. Further, an additional $0.6 million in stock-based compensation in 2004 was associated with common stock warrants offered to our chief executive officer in connection with a bonus award, and $0.1 million was recorded in relation to stock options granted to non-employee advisory consultants.

Years Ended December 31, 2002 and 2003

Revenue.    Revenue increased from $8.8 million in 2002 to $20.9 million in 2003, a 139% increase. This increase was primarily due to an approximately 196% increase in unit shipments of our platforms from the continued growth in PP5002 SoC shipments and the initial sales of our PP5003 SoC, partially offset by an approximately 19% decline in our average selling prices. Revenue on export sales from the United States increased from 97.4% of our revenue in 2002 to 99.8% in 2003. Inventec accounted for 88.4% of our revenue in 2002 and 84.6% of our revenue in 2003.

Cost of revenue and gross margin.    Cost of revenue increased from $5.7 million in 2002 to $12.3 million in 2003, a 116% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 27% decline in our average unit cost.

Gross margin was 35.2% in 2002 and 41.4% in 2003. The increase in gross margin in 2003 was primarily due to a cost reduction on our PP5002 SoCs from increased production volume, more than offsetting a decrease in average selling prices and an inventory write-off of $0.6 million for excess and obsolete products on hand. Approximately $0.4 million of this inventory write-off was due to a decrease in demand for a certain product as a customer decided to cease manufacturing. As another customer reduced its forecast we wrote off an additional $0.2 million of inventory in the last quarter of 2003, which was however subsequently sold to this customer and increased our gross margins in the first two quarters of 2004.

Research and development.    Research and development expense decreased from $16.6 million in 2002 to $11.1 million in 2003, a 33% decrease. The decrease of $5.5 million was due to various factors, including a net decrease of approximately $2.7 million in personnel costs associated with reductions in workforce in the third quarter of 2002 and the first quarter of 2003, in which we reduced our engineering headcount. In addition, a reduction in non-recurring engineering expenses due to a lower level of engineering activity, stricter budgetary controls with a focus on the most significant projects and an increased level of amounts received on engineering service arrangements with certain customers resulted in approximately $2.5 million in savings. Also, in 2003, depreciation decreased by approximately $0.4million as a result of reduced capital expenditures.

Selling, general and administrative.    Selling, general and administrative expense decreased from $8.6 million in 2002 to $5.1 million in 2003, a 41% decrease. This decrease of approximately $3.5 million was due to various factors, including a net decrease of approximately $2.6 million in personnel-related expenses associated with reductions in workforce in the third quarter of 2002 and the first quarter of 2003 in which we reduced our selling, general and administrative headcount. In addition, stricter budgetary controls resulted in approximately $1.0 million in savings. Also in 2003, depreciation decreased approximately $24,000 as a result of reduced capital expenditures.

Other income (expense), net.    Other income, net, was $0.1 million in 2002 compared to other expense, net, of $0.1 million in 2003. This decrease was primarily due to the increases in interest expense from additional term loans and decreases in interest income earned on lower balances of cash and cash equivalents.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, in the second half of 2004 we were provided with cash from our operations. Through December 31, 2004, we raised approximately $195.9 million through equity financings, which includes approximately $111.0 million, net of fees and cash paid for expenses, raised from the initial public offering of our common stock in November 2004. As of December 31, 2004, we had approximately $123.6 million in cash, cash equivalents, and investments. We outsource our design implementation and all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash used in operating activities was $22.9 million in 2002 and $5.5 million in 2003, while net cash generated from operating activities was $3.2 million in 2004. In 2002, net cash used in operating activities was primarily used to fund our losses, the growth in accounts receivable and inventory driven by higher sales and a decrease in accounts payable. In 2003, net cash used in operating activities resulted from our losses and the growth in accounts receivable driven by higher sales, offset by a corresponding decrease in inventory and the increase in accounts payable. The increase in accounts payable reflects increased inventory purchasing activity. In 2004, net cash generated by operating activities resulted primarily from net income and the increases in accrued liabilities and deferred income, which more than offset the growth in accounts receivable and inventory driven by higher sales. The significant increase in deferred income for the year ended December 31, 2004 was due to an increase in shipments during the last weeks of such period, which, in accordance with our revenue recognition policy, we will not be able to recognize as revenue until the first quarter of 2005. The deferred income represents the margin associated with this deferred revenue. See “Critical Accounting Policies and Estimates—Revenue Recognition.” The increase in other accrued liabilities at December 31, 2004 was mainly due to the larger amount of engineering-related expenses incurred as compared to the prior year period.

Investing Activities

Capital expenditures were approximately $1.2 million in 2002, $47,000 in 2003 and $0.6 million in 2004. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development. The decrease in 2003 was primarily due to more leased or rented tools or equipment on each project instead of purchased equipment. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with our anticipated growth. Net cash used in investing activities also consisted of the purchase of $64.7 million of short-term marketable securities in 2004.

Financing Activities

Net cash provided by financing activities was $35.8 million in 2002 and $0.3 million in 2003. Net cash provided by financing activities was $110.2 million in 2004. Financing activities included sales from the issuance of our common stock and convertible preferred stock, borrowings and repayments against our bank borrowings, and the exercise of options to purchase our common stock. In 2002, we received $34.3 million from the issuance and sale of our preferred stock and received $1.9 million from, and repaid $0.5 million against, our bank borrowings. In 2003, we received $1.3 million from, and repaid $1.1 million against, our bank borrowings. In November 2004, we raised $113.6 million in net proceeds, not including expenses, to the company from our initial public offering of approximately 7,187,500 shares of common stock, which includes 937,500 shares from the underwriters’ full exercise of the over-allotment option. Cash paid for expenses related to initial public offering costs were $2.6 million. In 2004 we additionally received $1.3 million from the issuance and sale of vested shares of common stock pursuant to the exercise of stock options and received $3.5 million from, and repaid $5.6 million against, our bank borrowings.

As of December 31, 2004, we did not have any amounts outstanding against a total of $15.0 million available of bank borrowings. We have a revolving bank line of credit, which bears interest at the bank’s prime interest rate plus 0.75%, but not less than 4.75% and will expire in November 2005. We currently have no plans to obtain debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain additional equity financing, if required. We used a portion of our net proceeds from our initial public offering to repay all amounts outstanding on our bank borrowings.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We intend to fund these activities with cash generated from operations. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital as well as planned capital expenditures, will constitute a material use of our cash resources.

The following summarizes our contractual obligations at December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	>5 Years
	(In thousands)
Operating lease obligations (1)	$944	$858	$86	$—	$—
Purchase obligations (2)	25,035	24,792	243	—	—

Total	$25,979	$25,650	$329	$—	$—

(1)	Operating lease obligations consist of building leases related to our facilities in the United States and India.

(2)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchase; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations reflect mostly obligations to purchase materials from our foundry suppliers and additionally include approximately $0.4 million in commitments to purchase design tools and software for use in product development, approximately $0.2 million of which to be paid in less than one year, with the remainder to be paid in the subsequent year.

We believe that our current cash balance and cash generated from operations, along with our available line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 to 24 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Factors That May Affect Our Operating Results

We currently depend on one customer for a high percentage of our revenue and the loss of, or a significant reduction in orders from, this customer would significantly reduce our revenue and adversely impact our operating results.

Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 88.4%, 84.6% and 89.3% of our revenue in 2002, 2003 and 2004, respectively. The loss of sales to Inventec would have a significant negative impact on our business. Because our sales to this customer are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with this customer. Although we believe that cancellations to date have been insignificant, purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from this customer expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate. For example, we experienced a lower than expected number of orders from Inventec in the first quarter of 2003, which contributed to a significant temporary decrease in our revenue.

We believe that nearly all of our platforms sold to Inventec are incorporated in the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod, our success depends on Apple’s continued success with these products.

In addition, if Inventec’s relationship with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of Inventec’s business relationship with Apple. Apple may choose to work with other original design manufacturers. The loss by Inventec of sales to Apple could also harm our business and financial position.

There are a relatively small number of potential customers for our platforms and we expect this customer concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our platforms. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell a specified product to that customer. Except for Inventec, our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue in the future. If our relationships with our newer customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

We depend on one product family for all of our revenue, and if sales of our platforms decline, our business and financial position will suffer.

We have one product family, which consists of platforms for hard disk drive-based personal media players. Our platforms consist of a system-on-chip, firmware and software. We currently derive, and expect to continue to derive in the near term, all of our revenue from sales of our platforms. Continued market acceptance of our platforms is critical to our future success. Because we have only one product family, we do not have alternate sources of revenue if sales of our platforms decline.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results are affected by a number of factors, including:

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	decreases in the overall average selling prices of our platforms;

•	changes in the relative sales mix of our platforms;

•	changes in our cost of finished goods;

•	the availability, pricing and timeliness of delivery of other components, such as hard disk drives, used in our customers’ products;

•	our customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions;

•	unplanned additional expenses such as mask set revisions;

•	effective tax rate and the use of available tax carryforwards;

•	product obsolescence and our ability to manage product transitions;

•	our ability to successfully develop, introduce and sell new or enhanced platforms in a timely manner; and

•	the timing of new product announcements or introductions by us or by our competitors.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. As we are operating in a new industry segment, we have limited historical financial data from which to predict future sales for our platforms. As a result, it is difficult for us to forecast our future revenue and budget our operating expenses accordingly. Our operating results would be adversely affected to the extent customer orders are cancelled or rescheduled. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We have incurred significant losses since inception and may incur losses in the future. We may not be able to generate sufficient revenue in the future to sustain profitability.

We have incurred significant net losses since inception and, at December 31, 2004, we had an accumulated deficit of approximately $62.2 million. Although we have recently achieved profitability, we cannot be certain that we will sustain profitability in the future. To sustain profitability, we will need to generate and grow our revenue to support an increase in expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

If we are unable to develop successful new platforms or other products to keep pace with rapid technological change, we will be unable to expand our business and our operating results and competitive position would be harmed.

The consumer electronics market is characterized by rapidly changing technology requiring improved features, such as lower power or smaller size. This requires us to continuously develop new platforms or other products and enhancements for existing platforms to keep pace with evolving industry standards and rapidly changing customer requirements. We may not have the financial resources necessary to fund future innovations. Even if we have sufficient financial resources to fund future innovations, if our future innovations produce technology that is behind that of our competitors, we may lose customers. Similarly, if our future innovations are ahead of the then-current technological standards in our industry, customers may be unwilling to purchase our platforms until the consumer electronics market is ready to accept them. If we are unable to successfully define, develop and introduce competitive new platforms or other products and enhance existing platforms, we may not be able to compete successfully. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

Development of new platforms and products may require us to obtain rights to use intellectual property that we currently do not have. If we are unable to obtain or license the necessary intellectual property on reasonable terms or at all, our product development may be delayed and the gross margins on our planned products may be less than anticipated, and our business and results of operations would be negatively affected.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

We face competition from a large number of competitors, including Intel, Philips Semiconductor, SigmaTel, Telechips and Texas Instruments. We expect to face increased competition in the future. In particular, we face competition from semiconductor companies which have traditionally focused on flash-based players. We may also face competition from some of our customers who have developed products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers.

In addition, the consumer electronics market, which is the principal end-market for our platforms, has historically been subject to intense price competition. In many cases, low-cost, high-volume producers have entered this market and driven down gross margins. If a low-cost, high-volume producer should develop products that are competitive with our platforms, our sales and gross margins would suffer.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our potential competitors may develop and introduce new products that have lower prices, provide superior performance, provide greater processing power or achieve greater market acceptance than our platforms. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Our competitors may also be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. Some of our competitors with multiple product lines may bundle their products to offer a broader product portfolio or integrate processing capacity similar to or greater than ours into other products that we do not sell, which may make it difficult for us to gain or maintain market share. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We believe that nearly all of our platforms sold to Inventec are incorporated in the Apple iPod product family. As a result, our business is also affected by competition in the market for hard disk drive-based personal media players. If competing products that are not based on our platform solution it could harm our business and cause our revenue to decline.

If we fail to adequately forecast demand for our platforms, we may incur product shortages or excess product inventory.

Most of our revenue is derived from customers who require us to be able to provide product in excess of existing orders on relatively short notice. If these customers do not order more of our platforms than they forecast, then we could have excess inventory if we do not have other purchasers for this inventory. In this instance, we would be required to write-off excess inventory in accordance with our inventory policy. On the other hand, if we are unable to supply platforms at the levels required by our major customer, they are entitled to seek alternative supply arrangements to meet their needs. In the event of a supply shortage, we may be unable to meet the demands of our other customers. Any of these events could harm our operating results and our business.

We may place binding manufacturing orders with our manufacturing logistics partners in advance of receiving purchase orders from our customers. Changes in forecasts or timing of orders expose us to risks of inventory shortages or excess product inventory, particularly during end product transitions. Obtaining additional supply in the face of increased demand or supply shortages may be costly or impossible, particularly in the short-term, which could prevent us from fulfilling orders. As a result, an incorrect forecast may result in substantial inventory that is aged and obsolete, which could result in write-downs of excess, aged or obsolete inventory. In addition, our platforms have rapidly declining average selling prices. Therefore, our failure to adequately estimate demand for our platforms could cause our quarterly operating results to fluctuate and cause our stock price to decline.

Because of the lengthy sales cycles for our platforms and the relatively fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our platforms.

Our sales cycles from design to manufacture of our platforms can typically take nine to 12 months. Sales cycles for our platforms are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our platforms before they place a purchase order;

•	the commercial adoption of our platforms by original equipment manufacturers and original device manufacturers is typically limited during the initial release of their products to evaluate performance and consumer demand;

•	new product introductions often center around key trade shows and selling seasons and failure to deliver a product in a timely manner can seriously delay or cancel introduction; and

•	the development and commercial introduction of products incorporating complex technology frequently are delayed or canceled.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

We are subject to the risk of supply problems with other components of the end products of our customers and if our customers cannot obtain sufficient supplies of these components, sales of our platforms could suffer.

In addition to our platforms, the end products of our customers that are sold to consumers also incorporate other components outside of our control, such as hard disk drives. If our customers cannot obtain sufficient supplies of these or other components, sales of our platforms could suffer because our customers may purchase fewer platforms from us than they would have otherwise purchased. For example, small form factor hard disk drive supply was constrained during 2003 and 2004. We believe that this supply constraint may have caused our customers to purchase fewer platforms than they might otherwise have purchased, thus negatively impacting our revenue. Although we cannot estimate the impact on our revenue from these supply constraints, we believe that future supply problems with the other components of the end products of our customers, including small form factor hard disk drives, may negatively impact our business and revenue in the future. As a result, demand for our platforms depends on the availability of other components that we do not control.

We depend on third-party service providers to implement certain aspects of the design of our semiconductors, and to manage our foundry, test, packaging, warehouse and shipping relationships.

We rely on two third-party service providers, eSilicon Corporation, or eSilicon, and LSI Logic Corporation, or LSI Logic, to implement certain aspects of the design of our semiconductors, and to manage the manufacture, test, packaging, warehousing and shipping of our semiconductors. eSilicon and LSI Logic either provide these services directly or engage and manage other parties to provide them. As a result, we have significantly less control over certain aspects of the design and manufacture of our semiconductors and do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. We do not have long-term agreements with eSilicon or LSI Logic. We typically procure services from these suppliers on a purchase order basis. If the operations of eSilicon or LSI Logic were disrupted or their financial stability impaired, if eSilicon or LSI Logic were unable to properly manage the service providers that they retain for us or if they should choose not to devote capacity to our semiconductors in a timely manner, our business would suffer as we would be unable to produce finished platforms on a timely basis.

Because we use manufacturing logistics partners who in turn use independent foundries and subcontractors to manufacture, assemble and test our semiconductors, we may face risks such as insufficient allocation of assembly and test capacity and limited control over the associated costs and semiconductor output, or yield. Damages to third-party facilities caused by natural or man-made disasters could result in the loss of production material and a temporary disruption in the flow of material.

In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of manufacturing assembly and test capacity and other disruptions of supply. We may not be able to find sufficient suppliers at a reasonable price or at all if these disruptions occur. If we do not manage these risks adequately, our business and results of operations would be harmed.

Independent foundries manufacture the semiconductors used in our platforms, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our platforms and damage our customer relationships.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on third parties to manufacture our semiconductors. Through our relationships with eSilicon and LSI Logic, three outside foundries, LSI Logic in the United States, Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, in Taiwan, currently manufacture all of our semiconductors, and no single foundry manufactures more than one model of our semiconductors. As a result, we face several significant risks, including:

•	lack of manufacturing capacity and higher wafer prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to interchange production between different foundries.

The ability of each foundry to provide us with semiconductors is limited by its available capacity. Our manufacturing logistics partners do not have a guaranteed level of production capacity with either of these foundries and it is difficult to accurately forecast our capacity needs. In addition, our manufacturing logistics partners do not have long-term agreements with any of these foundries and place orders on a purchase order basis. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to our manufacturing logistics partners on short notice. It is possible that foundry customers that are larger and better financed than our manufacturing logistics partners, or that have long-term agreements with these foundries, may induce these foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need for our platforms. In addition, interruptions to the wafer manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we or our manufacturing logistics partners are able to shift manufacturing to another fabrication facility. It may not be possible to obtain sufficient capacity or comparable production costs at another foundry. We might at any time decide to migrate our design methodology to a new third-party foundry which could result in increased costs, resources and development time comparable to a new product development effort. Any reduction in the supply of semiconductors for our platforms could significantly delay our ability to ship our platforms and potentially damage our relationships with existing customers.

If the foundries that manufacture our semiconductors do not achieve satisfactory yields or quality, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of semiconductors is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. The foundries that manufacture our semiconductors have from time to time experienced lower than anticipated manufacturing yields, including yields for our semiconductors. This often occurs during the production of new products or architectures or the installation and start-up of new process technologies or equipment. We may also experience yield problems as we migrate our manufacturing processes to smaller geometries. If the foundries that manufacture our semiconductors do not achieve planned yields, our product costs could increase, and product availability would decrease. Although to date we have not experienced unsatisfactory yields that have had a significant negative impact on our business, we believe we may face risks of unsatisfactory yields in the future.

Our semiconductors are qualified with the foundries that manufacture our semiconductors, at which time a minimum acceptable yield is established. If actual yield is below the minimum, the foundry or our manufacturing logistics partner incurs the cost of the wafers. If actual yield is above the minimum, we incur the cost of the wafers. The manufacturing yields for our new platforms tend to be lower initially. Our platform pricing is based on the assumption that an increase in manufacturing yields will continue, even with the increasing complexity of our semiconductors. Short product life cycles require us to quickly develop new platforms and to manufacture these platforms for short periods of time. In many cases, these short product life cycles will not lead to the higher manufacturing yields and declining costs typically associated with longer, high-volume manufacturing periods. As a result, if our foundries fail to deliver fabricated silicon wafers of satisfactory quality in the volume and at the price required, we will be unable to meet our customers’ demand for our platforms or to sell those platforms at an acceptable profit margin, which would adversely affect our sales and margins and damage our customer relationships.

The facilities of the independent foundries upon which we rely to manufacture our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

The outside foundries and their subcontractors upon which we rely to manufacture all of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval. Three foundries, LSI Logic in the United States and TSMC and UMC in Taiwan, currently manufacture substantially all of our semiconductors. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our platforms. In addition, some of these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of severe acute respiratory syndrome, or SARS, which could disrupt the operation of these foundries and in turn harm our business. Increased instability in these regions may also negatively impact the desire of our employees and customers to travel and the reliability and cost of transportation, thus harming our business.

Defects in our platforms could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our platforms are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected hardware or software errors or defects, especially when first introduced or when new versions are released. For example, our platforms may contain errors that are not detected until after they are shipped because we cannot test for all possible scenarios. These errors could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver platforms with errors, defects or bugs, our credibility and the market acceptance and sales of our platforms could be harmed. Defects could also trigger warranty obligations and lead to product liability as a result of lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our platforms. A successful product liability claim against us could require us to make significant damage payments, which would negatively affect our financial results. In addition, we might incur additional costs to meet the specifications of our customers. For example, in the first quarter of 2004, we incurred additional testing costs to conform our platform to the specifications of our principal customer.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2004, in the United States we had three issued patents and 11 patent applications pending. Our patent applications may not result in issued patents, and we cannot be certain that any issued patents will not be challenged, invalidated or declared unenforceable. Furthermore, any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents may not provide competitive advantages to us. For example, competitors could successfully challenge any issued patents or, alternatively, could develop similar technologies on their own or design around our patents. Also, patent protection in foreign countries may be limited or unavailable in areas where we would like to obtain this protection. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. For example, if our manufacturing logistics partners or the foundries which manufacture our semiconductors lose control of our intellectual property, it would be more difficult for us to take remedial measures because some of our foundries are located in countries that do not have the same protection for intellectual property that is provided in the United States. Our inability to enforce our intellectual property rights in some countries may harm our business.

We also rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We seek to protect our source and object codes for our software, and design code for our platforms, documentation and other written materials under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

The laws of other countries in which we market our platforms, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, generate revenue and to grow our business.

Our intellectual property indemnification practices may adversely impact our business.

We may be required to indemnify our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our platforms are a factor creating the customer’s or these third-party providers’ infringement exposure. This practice may subject us to significant indemnification claims by our customers and our third-party providers. In some instances, our platforms are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 compression standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining these licenses could also be high if a holder of the patent rights brings a claim for patent infringement. We are aware that some of our customers have received a notice from a third party seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents which the third party has the right to enforce. In the contracts under which we distribute MP3 decoding products, we generally have agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. At least one of our key customers has requested indemnification relating to notices received from this third party. We cannot assure you that additional claims for indemnification will not be made or that these claims would not harm our business, operating results or financial condition.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights.

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Since we currently hold only one patent, we would not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

Our platforms incorporate third-party technology and if we were unable to continue to use this technology, our business could suffer.

We incorporate into our platforms third-party technology which we obtain pursuant to license agreements. We rely on third-party technology in our platforms and there may not be suitable alternate sources for this technology if we were to lose rights to use this technology. If these license agreements were terminated by the third parties or we otherwise lost rights to use this technology, this termination or loss could materially harm our business.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 96.1%, 98.5% and 99.8% of our revenue in 2002, 2003 and 2004, respectively. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations such as our engineering facility in India, as well as cultural differences;

•	trade restrictions or high tariffs that favor local competition in some countries;

•	laws and business practices favoring local companies;

•	potentially adverse tax consequences;

•	potentially reduced protection for intellectual property rights, for example, in China;

•	inadequate local infrastructure;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our platforms; and

•	political and economic instability, including wars, acts of terrorism, political unrest, a recurrence of the SARS outbreak in Asia, boycotts, curtailments of trade and other business restrictions.

Specifically, in the Asia/Pacific region, we face risks associated with a recurrence of SARS, tensions between countries in that region, such as political tensions between China and Taiwan and the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our platforms more expensive for our international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. To date, we have not experienced any significant reductions in sales and profitability as a result of foreign currency fluctuations. However, we believe that we may have increased risks associated with such currency fluctuations in the future.

Our business will suffer if we cannot meet increases in demand due to seasonality.

Because our platforms are designed for use in consumer electronic products, such as personal media players, our business is subject to seasonality, with increased revenue typically in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent revenue growth makes it difficult for us to accurately assess the impact of seasonal factors on our business. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our sales and operating results would suffer.

The average selling prices of our platforms have historically decreased and will likely do so in the future, which could harm our revenue and gross profits.

The average selling price of consumer electronics products historically have declined significantly over a product’s life. As a result, in the past, we have reduced the average selling prices of our platforms in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for mature products. In addition, a reduction in our average selling prices to one or more customers could also impact our average selling prices to other customers. A decline in overall average selling prices would harm our gross margins. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing platforms or developing new or enhanced platforms or products on a timely basis with higher selling prices or gross margins.

We do not expect to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. For example, our revenue has increased from $1.9 million in 2001 to $8.8 million in 2002, $20.9 million in 2003 and to $92.6 million in 2004. We may not achieve similar revenue growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer.

Our recent expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to hire a significant number of additional employees to support an increase in research and development as well as increase our sales and marketing efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	continue to enhance our customer resource management and manufacturing management systems;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, distributors, suppliers and other third parties.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new platforms and products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could negatively impact the development and sales of our platforms.

We rely heavily on the services of our key executive officers, including Gary Johnson, our President and Chief Executive Officer. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees may terminate their employment with us at any time. In addition, we have an engineering facility in India, where the employee turnover rate has traditionally been significantly higher than in the United States. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and negatively impact our ability to sell, our platforms. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key personnel. Also, we may have more difficulty attracting personnel after we become a public company because of the perception that the stock option component of our compensation package may not be as valuable.

In addition, we have recently expanded our management team. For example, Svend-Olav Carlsen, our Vice President and Chief Financial Officer, Richard Miller, our Vice President and Chief Technology Officer, and Scott Tandy, our Vice President of Strategic Marketing, have all joined us in 2004. If the integration of our management team does not go as smoothly as expected, it could negatively affect our ability to execute our business plan.

Our headquarters are located in California and, as a result, are subject to earthquakes and other catastrophes.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in Santa Clara, California. Santa Clara is situated on or near known earthquake fault zones. Should an earthquake or other catastrophe, such as a fire, flood, power loss, communication failure or similar event, disable our facilities, we do not have readily available alternative facilities from which to conduct our business.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

If the personal media player does not achieve broad market adoption, our operating results will suffer.

Our platforms are designed for use in personal media players that aim to provide consumers with the ability to capture, store and play audio, photo or video content. The success of our platforms depends in part on consumers’ desire to purchase personal media players that integrate a variety of media, as well as on other companies’ willingness to design and produce personal media players and provide the necessary content. Personal media players have only been introduced to the commercial market in the last few years. The timing of broad market adoption of personal media players will depend in part on:

•	their price;

•	the availability of downloadable content;

•	consumer demands and preferences;

•	support for a broad range of digital media compression standards; and

•	the development of digital rights management standards to enable the sophisticated protection of the intellectual property rights of others.

If the personal media player market fails to develop for any reason, we may not be able to generate significant revenue from the sales of our platforms, and our financial results would suffer.

We currently sell platforms for hard disk drive-based personal media players. Sales of our platforms may decline if the storage capacity of other technologies satisfies most consumers’ needs.

One of the main competitive advantages of hard disk drive-based personal media players is that they have greater storage capacity than alternative storage technologies, such as flash memory. Our business strategy assumes that a substantial portion of consumers will want personal media players that provide access to a very large number of songs or photos or to very memory intensive content, such as video, and as a result will demand the greater storage offered by hard disk drive-based personal media players. However, advances in alternative storage technologies could result in greater storage capacities. In addition, products using alternative storage technologies, such as flash memory, are now, and will likely remain, significantly cheaper than products using hard disk drives. If the capacity of alternative storage technologies continues to increase significantly, or if consumers are unwilling to carry very large libraries of music or photos or very memory intensive content, then demand for our platforms that are designed for hard drive-based media players may decrease, which would negatively affect the sales of our platforms and our revenue accordingly. In addition, any changes in the cost or storage capacity of alternative storage technologies relative to hard disk drives may affect demand for our platforms. We recently introduced our PP5024 product, which is designed to meet the requirements for high-capacity flash memory-based personal media players. The PP5024, which is currently not commercially available, is our first flash-memory specific product. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. We cannot guarantee that the PP5024 will be accepted by our target customers, will offer the features or performance that our customers require or that we anticipate, or will be available as scheduled or in time for our customer’s needs.

The industry standards in the personal media player market are continually evolving, and our success depends on our ability to adapt our platforms to meet these changing industry standards.

Our ability to compete depends on our ability to adapt our platforms to support relevant industry standards, such as compression algorithms, digital rights management and delivery standards. We may be required to invest significant time and effort and to incur significant expense to redesign our platforms to address relevant standards. If our platforms do not meet relevant industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.

The emergence of alternative models for downloading digital music content may impact our business in ways we cannot anticipate.

Currently, most purchased music content is available through a pay-per-download model in which consumers purchase and own the song file, which they can download and play on their personal media player. Microsoft recently introduced its digital rights management software, (“Plays-For-Sure”) which is designed to provide personal media players access to music content on a subscription basis in which consumers can pay a subscription fee to rent, rather than own, the song file. The technology seeks to add a security feature to Microsoft’s digital rights management technology to allow a personal media player to determine when a specific file has expired. If this technology is successful, it could compete with existing pay-per-download music services. We cannot predict the impact on our business should this or other similar technology or other content distribution models become widely adopted. In addition, to the extent other providers of digital content or providers of platforms or components for personal media players take market share away from Apple’s iPod and iTunes products and services, our business and results of operations could be materially harmed.

The demand for personal media players is affected by general economic conditions, which could impact our business.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, turmoil in the Middle East or war in general, could contribute to a slowdown of the market demand for luxury consumer electronic products, including demand for personal media players. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our platforms, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement headcount reductions and restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

Our ability to expand our business depends on the availability of digital content.

The demand for portable audio and video products may be adversely impacted by the adoption or enforcement of limits on file sharing and downloadable music and video or new copy protection techniques. For example, the film industry has not yet decided how or whether to regulate the access and distribution of video content. If music or video content is not readily available, the demand for personal media players that use our platforms may decline, which in turn could harm our business, financial condition and results of operations.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We do not yet have a program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

We may become subject to securities and shareholder litigation and other lawsuits that may lead to significant costs and expenses and divert management’s attention from our business, which could cause our revenues and our stock price to decline.

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. For example, in the part of the fourth quarter of 2004 during which our common stock was publicly traded, the closing sale prices of our common stock on the Nasdaq National Market ranged from $31.89 on November 29, 2004 to $22.65 on December 20, 2004. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Any lawsuits to which we become a party, whether ultimately resolved in our favor or not, may not be resolved quickly, and coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively any future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenues and stock price to decline.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and short-term investments and additional amounts available under our bank line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our platforms;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We will incur increased costs as a result of being a public company.

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we intend to add independent directors and expand and document policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, commercial paper, and high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We have investments in fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We currently attempt to limit this exposure by investing primarily in short-term securities. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our wholly owned subsidiary’s operating expenses in India, denominated in the local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of PortalPlayer, Inc.:

We have audited the accompanying consolidated balance sheets of PortalPlayer, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2005

PORTALPLAYER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,778	$58,892
Short-term investments	—	64,708
Accounts receivable	4,982	20,080
Inventory—net	996	1,762
Prepaid expenses and other current assets	434	1,872

Total current assets	17,190	147,314
Property and equipment—net	948	661
Other assets	526	521

Total assets	$18,664	$148,496

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Current liabilities:
Bank borrowings—net of debt discount of $37 in 2003	$1,588	$—
Accounts payable	2,800	1,290
Accrued liabilities	1,950	4,195
Deferred income	1,156	4,024
Deferred rent	81	55
Income taxes payable	—	479

Total current liabilities	7,575	10,043
Deferred rent	60	5
Bank borrowings, long-term—net of debt discount of $16 in 2003	442	—

Total liabilities	8,077	10,048

Commitments and contingencies (Notes 6 and 7)
Convertible preferred stock—aggregate liquidation preference of $138,945 in 2003	83,163	—
Stockholders’ equity (deficit):
Common stock, $.0001 par value—60,000,000 shares authorized; issued and outstanding: 138,733 shares and 23,091,660 shares at December 31, 2003 and 2004, respectively	585	205,468
Note receivable from stockholder	(594)	—
Deferred stock-based compensation	—	(4,799)
Accumulated other comprehensive income (loss)	—	(37)
Accumulated deficit	(72,567)	(62,184)

Total stockholders’ equity (deficit)	(72,576)	138,448

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$18,664	$148,496

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2002	2003	2004
Revenue	$8,763	$20,939	$92,563
Cost of revenue	5,676	12,274	53,743

Gross profit	3,087	8,665	38,820

Operating expenses:
Research and development (1)	16,563	11,103	14,823
Selling, general and administrative (1)	8,611	5,072	7,605
Stock-based compensation	554	473	5,797

Total operating expenses	25,728	16,648	28,225

Operating income (loss)	(22,641)	(7,983)	10,595
Interest income	278	159	461
Interest and other expense, net	(157)	(222)	(192)

Income (loss) before income taxes	(22,520)	(8,046)	10,864
Provision for income taxes	—	—	481

Net income (loss)	$(22,520)	$(8,046)	$10,383

Basic net income (loss) per share	$(968.35)	$(124.17)	$2.46

Diluted net income (loss) per share	$(968.35)	$(124.17)	$0.57

Shares used in computing basic net income (loss) per share	23,256	64,800	4,223,609

Shares used in computing diluted net income (loss) per share	23,256	64,800	18,127,960

(1) Amounts exclude stock-based compensation, as follows:
Research and development	$—	$—	$494
Selling, general and administrative	554	473	5,303

	$554	$473	$5,797

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Note Receivable from Stockholder	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 2001	22,001	$369	$—	$—	$—	$(42,001)	$(41,632)
Exercise of stock options	6,585	5	—	—	—	—	5
Issuance of fully vested common stock options to non-employees for services	—	81	—	—	—	—	81
Issuance of convertible preferred stock warrants to bank	—	80	—	—	—	—	80
Issuance of convertible preferred stock for note receivable from stockholder	—	—	(1,600)	—	—	—	(1,600)
Collection of note receivable from stockholder	—	—	120	—	—	—	120
Accrued interest on note receivable from stockholder	—	—	(30)	—	—	—	(30)
Stockholder consulting services (Note 14)	—	—	473	—	—	—	473
Net loss	—	—	—	—	—	(22,520)	(22,520)

Balance—December 31, 2002	28,586	535	(1,037)	—	—	(64,521)	(65,023)
Exercise of stock options	110,147	50	—	—	—	—	50
Accrued interest on note receivable from stockholder	—	—	(30)	—	—	—	(30)
Stockholder consulting services (Note 14)	—	—	473	—	—	—	473
Net loss	—	—	—	—	—	(8,046)	(8,046)

Balance—December 31, 2003	138,733	585	(594)	—	—	(72,567)	(72,576)
Issuance of common stock in initial public offering, net of issuance costs of $11,730	7,187,500	110,458	—	—	—	—	110,458
Conversion of preferred stock to common stock	12,854,231	85,133	—	—	—	—	85,133
Exercise of stock options	2,911,196	1,304	—	—	—	—	1,304
Warrants issued from bonus award (Note 10)	—	631	—	—	—	—	631
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(37)	—	(37)
Accrued interest on note receivable from stockholder	—	—	(25)	—	—	—	(25)
Stockholder consulting services (Note 14)	—	—	630	(625)	—	—	5
Payment of consulting fee	—	—	(1,568)	—	—	—	(1,568)
Collection of stockholder note	—	—	1,557	—	—	—	1,557
Deferred stock-based compensation	—	6,561	—	(6,561)	—	—	—
Cancellation of deferred stock-based compensation	—	(80)	—	80	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,307	—	—	2,307
Issuance of common stock options to non-employee for services	—	876	—	—	—	—	876
Net income	—	—	—	—	—	10,383	10,383

Balance—December 31, 2004	23,091,660	$205,468	$—	$(4,799)	$(37)	$(62,184)	$138,448

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(22,520)	$(8,046)	$10,383
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,775	1,393	866
Loss on disposal of property	—	(1)	(9)
Non-cash stock-based compensation	554	473	5,797
Accrued interest on note receivable from stockholder	(30)	(30)	(25)
Amortization of debt discount	83	163	53
Changes in assets and liabilities:
Accounts receivable	(529)	(3,563)	(15,098)
Inventory	(722)	1,919	(766)
Prepaid expenses and other current assets	107	95	(1,438)
Other assets	(8)	8	5
Accounts payable	(1,637)	976	(1,886)
Accrued liabilities	288	18	2,053
Deferred income	(286)	1,078	2,868
Income taxes payable	—	—	479
Accrued rent	37	(18)	(81)

Net cash provided by (used in) operating activities	(22,888)	(5,535)	3,201

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3	9
Purchase of investments	—	—	(64,744)
Purchase of property and equipment	(1,167)	(47)	(578)

Net cash used in investing activities	(1,167)	(44)	(65,313)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	34,317	50	112,320
Payments for consulting services	—	—	(1,568)
Collections on note receivable from stockholder	120	—	1,557
Proceeds from notes payable, net of fees	1,860	1,340	3,479
Repayments on notes payable	(496)	(1,111)	(5,562)

Net cash provided by financing activities	35,801	279	110,226

Net increase (decrease) in cash and cash equivalents	11,746	(5,300)	48,114
Cash and cash equivalents—beginning of year	4,332	16,078	10,778

Cash and cash equivalents—end of year	$16,078	$10,778	$58,892

Supplemental cash flow information—interest paid	$50	$102	$106

Supplemental cash flow information—taxes paid	$—	$—	$42

Supplemental disclosure of noncash investing and financing activities—issuance of preferred stock for note receivable from stockholder and periodic revaluation in 2004	$1,600	$—	$1,978

Deferred stock-based compensation, net	$—	$—	$6,481

Conversion of preferred stock to common stock	$—	$—	$85,133

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company designs, develops and markets comprehensive platform solutions, including a system-on-chip and firmware, for manufacturers of personal media players.

Certain Significant Risks and Uncertainties—Future sales are subject to various risks and uncertainties. The market for the Company’s products is characterized by rapid technological developments, frequent new product introductions and evolving standards. These changes require the Company to continually improve the performance, feature and reliability of its products, particularly in response to competition. New products and enhancements necessary to meet competition and expand the Company’s business may require substantial research and development. The Company has one customer that accounted for approximately 88%, 85% and 89% of revenue in 2002, 2003 and 2004, respectively. The loss of sales to this customer would have a significant negative impact on the Company’s business. Competitors with greater financial and marketing resources may be able to better respond to changing conditions.

Basis of Consolidation—The consolidated financial statements include the accounts of PortalPlayer, Inc., and its wholly owned subsidiary, Pinexe Systems Private, Ltd., located in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Split— The consolidated financial statements reflect a 1-for-3 reverse stock split of the Company’s common stock in November 2004. The reverse stock split reduced the conversion ratio of the convertible preferred stock by 66 2/3% (but not the number of outstanding convertible preferred shares). All common share, per common share, and convertible preferred stock conversion ratio information in the accompanying consolidated financial statements has been retroactively restated to reflect this split.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalent and Short-Term Investments—The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, U.S. Agency—Discount Notes, and Commercial Paper. Debt securities with maturities greater than three months are available-for-sale and are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The Company’s investment policy limits the amount of credit exposure to any one issuer of debt securities.

There were no short-term investments at December 31, 2003. Short-term investments consist of the following at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Commercial paper	$16,757	$5	$(1)	$16,761
Corporate bond and notes	31,638	—	(50)	31,588
U.S. Agency–Discount Notes	16,355	5	(1)	16,359

	$64,750	$10	$(52)	$64,708

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and 2004, the Company has restricted cash related to a deposit for the Company’s facilities lease in Washington totaling $0.3 million. This restricted cash has been included within other assets in the consolidated balance sheets.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of December 31, 2003 and 2004, approximately 87% and 98%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the years ended December 31, 2002, 2003 and 2004, the same group accounted for 88%, 85% and 89%, respectively, of revenue. In connection with contracts to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future.

Inventory—Inventory is comprised of the cost of finished goods valued at the lower of cost or market, computed on a first-in, first out basis. The Company evaluates inventory for excess and obsolescence and writes off units that are unlikely to be sold based upon demand forecasts.

The Company is dependent on two suppliers for substantially all of its inventory requirements. One supplier is also a stockholder of the Company (see Note 15). The inability of a supplier to fulfill the production requirements of the Company on a timely basis could negatively impact future results. Although there are other suppliers that could provide similar services, a change in supplier could cause delays in the Company’s products and possible loss of revenue.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount.

Revenue Recognition—The Company sells its products to original equipment manufacturers, original design manufacturers and distributors and recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured, and the rights and risks of ownership have passed to the customer. Revenue to customers is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. The Company has no return policy or post-shipment obligations. The Company defers the gross margin on these shipments until expiration of the acceptance period. The Company does not offer subsequent discounts, marketing credits, rebates, coupons or other forms of sales incentives to its customers at this time.

Firmware is an integral and significant component of products when shipped. Firmware upgrades, maintenance and support are not offered to customers. Revenue from customer service arrangements is recognized in accordance with SAB 104 on a straight-line basis over the contractual period, generally one year

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and is not significant for any period presented. To date, management has not reserved for product returns as customer returns have been insignificant.

Product Warranty—The Company provides a warranty on its products for a period of twelve to fifteen months from the date of sale, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Years Ended December 31,
	2003	2004
Beginning balance	$26	$30
Additions related to current period sales	15	246
Warranty costs incurred in the current period	(11)	(68)

Ending balance	$30	$208

Research and Development and Software Development Costs—Research and development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of the product. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model that typically occurs when beta testing commences, and the general availability of such software has been short, and as such, software development costs qualifying for capitalization have been insignificant.

The Company has entered into engineering service agreements with several customers to customize its platform products. The Company provides resources in connection with these agreements and, in return, requires reimbursement from these companies to cover some of the costs. For the years ended December 31, 2002, 2003 and 2004, the Company reduced research and development expense by $0.4 million, $0.8 million and $0.5 million, respectively, for reimbursements provided by these companies.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (or, APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (or, EITF) Issue No. 96-18. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (or, SFAS 123), requires the Company to disclose pro forma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using the fair value method of SFAS 123 rather than the intrinsic value method of APB 25. The pro forma information is as follows (in thousands, except per-share amounts):

	Years Ended December 31,
	2002	2003	2004
Net income (loss) as reported	$(22,520)	$(8,046)	$10,383
Add: Total stock-based employee compensation included in reported net income (loss)	—	—	1,682
Less: Fair value of stock-based employee compensation	(306)	(138)	(1,808)

Pro forma net income (loss)	$(22,826)	$(8,184)	$10,257

Pro forma basic net income (loss) per share	$(981.51)	$(126.30)	$2.43

Pro forma diluted net income (loss) per share	$(981.51)	$(126.30)	$0.57

The Company’s calculation of additional stock-based compensation expense was made using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2002	2003	2004
Risk-free interest rate	2.76%	2.48 to 3.23%	3.59%
Expected life	5 years	5 years	5 years
Expected volatility (subsequent to August 3, 2004)	—	—	71.1%
Expected dividends	$ 0	$ 0	$ 0

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

Net Income (Loss) per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share was the same as basic net income (loss) per share for 2002 and 2003 since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

Foreign Currency Translation—The U.S. dollar is the functional currency of the Company’s foreign subsidiary located in India. Monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at current exchange rates prevailing at the balance sheet date, non-monetary assets and liabilities as well as equity are remeasured into U.S. dollars at historical exchange rates, and income and expense accounts are remeasured into U.S. dollars at average exchange rates.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) includes the

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Net comprehensive income (loss) for the years ended December 31, 2002, 2003 and 2004, respectively, is as follows:

	Years Ended December 31,
	2002	2003	2004
	(In thousands)
Net income (loss)	$(22,520)	$(8,046)	$10,383
Net change in unrealized gain (loss) on investments	—	—	(37)

Net comprehensive income (loss)	$(22,520)	$(8,046)	$10,346

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards, net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realizable.

Recently Issued Accounting Pronouncements— The FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46, or FIN 46R, in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R in the second quarter of fiscal year 2004 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the Securities Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption did not have a material effect on our operating results or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”, or SFAS 151. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is required to be adopted by PortalPlayer beginning on January 1, 2006. Management is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In January 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance for the accounting of a deduction provided to U.S. manufacturing companies and is effective immediately. The Company believes the adoption of this position currently will not have a material effect of its financial position or results of operations. However, there is no assurance that there will not be a material impact in the future.

2.    Inventory

Inventory, net of write-offs, consists of (in thousands):

	December 31,
	2003	2004
Inventory:
Finished goods	$2,646	$3,535
Write-off of excess units	(1,650)	(1,773)

	$996	$1,762

3.    Property and Equipment

Property and equipment consists of (in thousands):

	December 31,
	2003	2004
Purchased software	$3,211	$3,371
Computer equipment	1,321	1,540
Office equipment, leasehold improvements and other property and equipment	1,638	1,742

	6,170	6,653
Less: accumulated depreciation and amortization	(5,222)	(5,992)

	$948	$661

4.    Accrued Liabilities

Accrued liabilities consists of (in thousands):

	December 31,
	2003	2004
Accrued compensation related	$723	$1,374
Accrued development fees	88	681
Reimbursements received in advance	127	379
Accrued legal and accounting fees	111	268
Other	901	1,493

	$1,950	$4,195

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Bank Borrowings

Bank borrowings consist of the following (in thousands):

	December 31,
	2003	2004
Revolving credit line	$375	$—
Equipment advance	1,708	—
Debt discounts	(53)	—

Total	$2,030	$—

Current portion	$1,588	$—

Long-term portion	$442	$—

On September 26, 2002, the Company entered into a borrowing arrangement with a bank and granted a continuing security interest in substantially all of the Company’s assets to the bank. In 2002, in connection with the agreement, the Company paid facility fees of $140,000 and issued a warrant with an estimated fair value of $80,000 to purchase up to 66,007 shares of Series D convertible preferred stock, which in relation to the Company’s November 2004 reverse stock split (see Note 1), was effectively converted to a warrant to purchase 22,002 shares of common stock (see Note 10). In 2003, the Company paid facility fees of $35,000. These amounts have been recorded as a debt discount on the consolidated balance sheet as of December 31, 2003 and were amortized as additional interest expense over the terms of the lines of credit and term loan. For the years ended December 31, 2002, 2003 and 2004, amortization expense amounted to $49,000, $164,000 and $53,000, respectively.

Revolving Credit Line—Under the borrowing arrangement, the Company may borrow an amount not to exceed the lesser of $5,000,000 or the borrowing base (as defined), minus, in each case, all outstanding letters of credit. Advances under the revolving credit line accrue interest on the outstanding principal balance at a rate equal to 0.75% above the bank’s prime rate as long as the rate is at least 4.75%. Interest is payable on a monthly basis and the revolving credit line expires in November 2005. During fiscal year 2003, the Company borrowed $375,000 under the letter of credit arrangement, and in 2004 has repaid all amounts owed.

Discount Guidance Line of Credit—On November 12, 2003, the Company negotiated a $10,000,000 letter of credit arrangement. Advances under the arrangement accrue interest at a rate of 0.5% or 0.75% above the bank’s prime rate. Borrowings under the arrangement are secured by substantially all of the Company’s assets. During 2004, the Company borrowed $1,478,000 under the line of credit and repaid the amounts owed.

Equipment Advance—On September 27, 2002, a bank made an equipment advance of $2,000,000 to the Company to purchase equipment. Interest was payable monthly at a rate equal to 2.5% above the bank’s prime rate. The borrowing had been fully paid by the end of 2004.

On November 10, 2003, a bank made an equipment advance of $1,000,000 to purchase equipment. Interest was payable monthly at a rate equal to the greater of 5% or 1% above the bank’s prime rate. In December 2004, the Company repaid all amounts owed.

Term Loan—On June 18, 2004, a bank made an advance of $2,000,000 to the Company. Interest was payable monthly at a rate equal to the greater of 4.5% or 0.5% above the bank’s prime rate. In December 2004, the Company repaid all amounts owed.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments

The Company leases facilities under noncancelable operating leases. Future minimum lease payments are as follows (in thousands):

Year ending December 31, 2005	$858
Year ending December 31, 2006	86

$944

Rent expense totaled $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Rent expense in 2004 is net of sublease income of approximately $45,000. There was no sublease income in 2002 or 2003.

The Company has purchase commitments with its two inventory suppliers with due dates within the next six months. Both the quantities and purchase prices are fixed in the noncancelable commitments. The following summarizes the Company’s contractual obligations to purchase inventory and other design tools and software for use in product development at December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	> 3 years
Non-cancelable inventory purchase orders	$24,602	$24,602	$—	$—
Engineering development tools	433	190	243	—

Total	$25,035	$24,792	$243	$—

7.    Contingencies and Litigation

The Company is subject to various claims, which arise in the course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Certain of the Company’s customer agreements contain infringement indemnification provisions for claims from third parties related to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5. The Company has entered into indemnification agreements with its directors and officers in which the Company has agreed to indemnify such directors and officers to the fullest extent allowable under Delaware law if any such director or officer is made a party to any action or threatened with any action as a result of such person’s service or having served as an officer, director, employee or agent of PortalPlayer, Inc. or having served, at the Company’s request, as an officer, director, employee or agent of another company. The indemnification applies only if the person is determined to have acted in good faith and in a manner that the person reasonably believed to be in or not opposed to the best interests of PortalPlayer, Inc., and, with respect to any criminal action or proceeding, only if the person had no reasonable cause to believe his or her conduct was unlawful. No indemnification shall be made in respect of any claim in the right of the Company as to which such person shall have been adjudged to be liable to the Company unless and only to the extent that a court shall determine that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses. The maximum potential amount of future payments that the Company could be required to make under the indemnification agreements is unlimited; however, the Company has director’s and officer’s liability insurance policies that, in most cases, would limit the potential exposure and enable the Company to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to any claims under these provisions and no amounts have been accrued in the accompanying financial statements.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Convertible Preferred Stock

In November 2004, the Company completed its initial public offering (“the offering”) of 7,187,500 shares (including 937,500 shares in connection with the exercise of the underwriter’s over-allotments option) at a price to the public of $17.00 per share. Upon consummation of the offering, all outstanding shares of the Company’s convertible preferred stock were automatically converted into an aggregate of 12,854,231 shares of common stock. As of December 31, 2004 there were no preferred shares outstanding.

9.    Common Stock

Common stock reserved for issuance as of December 31, 2004 is as follows:

Warrants outstanding	63,544
Options outstanding	2,387,855
Employee stock purchase plan	333,333
Future option grants	1,290,168

4,074,900

2004 Stock Incentive Plan—The 2004 stock incentive plan was adopted in 2004 and 1,377,500 shares of common stock have been authorized for issuance under the plan. In addition, any shares subject to outstanding options under our 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under our 2004 stock incentive plan. The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each of our fiscal years from 2005 through 2014 by the lesser of:

•	2,333,333 shares;

•	5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or

•	the number of shares determined by the board of directors.

Under the 2004 stock incentive plan, options granted to optionees will generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire ten years from the date of grant.

1999 Stock Option Plan—The Company’s 1999 Stock Option Plan (the “Plan”) was terminated upon completion of the Company’s initial public offering of common stock in 2004. No shares of common stock are available under the Plan other than to satisfying exercises of stock options granted under this plan prior to its termination. Previously authorized yet unissued shares under the Plan were cancelled upon completion of the Company’s initial public offering.

Under the Plan, incentive stock options were granted at a price that was not less than 100% of the fair market value of the Company’s common stock, as determined by the board of directors, on the date of grant. Non-statutory stock options were granted at a price that is not less than 85% of the fair market value of the Company’s common stock, as determined by the board of directors, on the date of grant.

Generally, options granted under the Plan are exercisable for a period of ten years after the date of grant, and shares vest at a rate of 25% on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding full month of continuous employment thereafter.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the 1999 Stock Option Plan and the 2004 Stock Incentive Plan:

	Shares Available	Options Outstanding		Weighted Average Exercise Price Per Share
		Number of Shares	Exercise Price
Balance—December 31, 2001	993	16,238	$2.25-675.00	$293.97
Additional shares authorized for grant	3,647,821	—
Granted	(3,589,977)	3,589,977	0.45	0.45
Exercised	—	(6,585)	0.45-450.00	0.75
Cancelled	295,433	(295,433)	0.45-675.00	5.67

Balance—December 31, 2002	354,270	3,304,197	0.45-675.00	1.41
Additional shares authorized for grant	758,333	—
Granted	(1,469,167)	1,469,167	0.45	0.45
Exercised	—	(110,147)	0.45	0.45
Cancelled	485,176	(485,176)	0.45-675.00	2.19

Balance—December 31, 2003	128,612	4,178,041	0.45-675.00	1.02
Additional shares authorized for grant	2,380,832	—
Granted	(1,149,222)	1,149,222	0.45-26.16	4.11
Exercised	—	(2,911,196)	0.45	0.45
Cancellation of 1999 Plan available for grant options	(70,054)	—
Cancelled	—	(28,212)	0.45-2.40	8.72

Balance—December 31, 2004	1,290,168	2,387,855	$0.45-675.00	$3.10

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated weighted-average fair value of options granted was $0.09 in 2002, $0.06 in 2003, and $9.96 in 2004.

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.45	1,584,290	8.39	611,165	$0.45
2.25	2,685	4.77	2,685	2.25
2.40	465,936	9.44	8,209	2.40
5.70	140,609	9.57	9,748	5.70
9.72	140,324	9.73	1,526	9.72
22.50	2,196	5.01	2,196	22.50
26.16	47,332	9.96	—	—
112.50	666	5.34	666	112.50
450.00	2,378	5.71	2,378	450.00
675.00	1,439	6.07	1,423	675.00

$ 3.10	2,387,855	8.76	639,996	$3.95

2004 Employee Stock Purchase Plan—The Company’s 2004 employee stock purchase plan was adopted by the board of directors and was approved by the Company’s stockholder’s and became effective in October 2004. A total of 333,333 shares of common stock have been reserved for issuance under the 2004 employee stock purchase plan. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each fiscal year from 2005 through 2014 by the lesser of:

•	400,000 shares;

•	1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	the number of shares determined by our board.

The 2004 employee stock purchase plan is intended to qualify shares sold for the benefits provided under Section 423 of the Internal Revenue Code. Employees, including officers and employee directors are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The 2004 employee stock purchase plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 833 shares. The purchase price of the stock will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less.

Stock-Based Compensation Related to Consultants—During the years ended December 31, 2002, 2003 and 2004, the Company granted options to purchase 243,950, zero, and 15,000 shares, respectively, of common stock to consultants and advisors. Options to consultants and advisors which are not fully vested are subject to periodic revaluation over the vesting terms. The options granted in 2002 were fully vested at the time of grant. The options granted in 2004 either immediately vested at the time of grant or over periods up to four years. The Company recorded $81,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2002, using the Black-Scholes option

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.75% to 5.01%, annualized volatility of 60% and no dividends during the expected term. The Company recorded $96,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.33% to 3.80%, annualized volatility ranging from 71.1% to 80% and no dividends during the expected term.

In January 2004, the Company granted options to purchase 133,333 shares of common stock to a member of the board of directors in connection with his management services to the Company. At the time of grant, 100,000 options were fully vested and the remainder vested over 11 months. In the year ended December 31, 2004, the Company recorded $0.8 million of stock compensation expense associated with the fair value of the vested portion of this award. The fair value was derived using the Black-Scholes option pricing model with an expected life of 10 years, risk free interest rate ranging from 2.86% to 3.84%, annualized volatility of 80% and no dividends during the expected term. In July 2004, the Company accelerated the remaining unvested options.

Bonus Award—In May 2004 the Company modified a cash bonus arrangement with an officer to replace a portion of the bonus obligation with an additional bonus amount payable upon the closing of an initial public offering or of an acquisition of the Company. The additional bonus amount was paid in November 2004 in the form of a five-year warrant to purchase up to 41,067 common shares at $4.50 per share. In the year ended December 31, 2004, the Company recorded $0.8 million related to this arrangement, including $0.2 million for the cash portion and $0.6 million for the stock compensation expense associated with the fair value of this award. The fair value was derived using the Black-Scholes option pricing model with an expected life of 10 years, risk free interest rate of 3.70%, annualized volatility of 71% and no dividends during the expected term.

Additional Stock Plan Information—As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation, net of cancellations, of approximately $6.5 million was recorded during the year ended December 31, 2004, for the excess of fair value of the common stock underlying the options at the date of grant over the exercise price of the options. These amounts are being amortized over the vesting period on a straight-line basis. Amortization of deferred stock-based compensation related to employee grants was approximately $1.7 million during the year ended December 31, 2004.

10.    Warrants

In connection with the 2002 bank borrowing arrangement, the Company issued a detachable warrant to purchase 66,007 shares of the Company’s Series D convertible preferred stock at $1.515 per share, which in relation to the Company’s November 2004 reverse stock split (see Note 1), was effectively converted to a warrant to purchase 22,002 shares of common stock at $4.545 per share. The warrant is immediately exercisable and expires on September 25, 2009. The Company determined the fair value of the warrant to be $80,000 using the Black-Scholes option pricing model and the following assumptions: fair value of Series D convertible preferred stock at the date of issuance of $4.545 per share, a contractual life of seven years, an annual risk free interest rate of 3.48%, volatility of 60%, and no future dividends. This amount was treated as a loan discount and was amortized as interest expense over the 24-month term of the arrangement.

In 1999, in connection with various service agreements, the Company issued warrants to purchase 475 shares of common stock at an exercise price of $22.50 per share. These warrants are generally exercisable at any

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time and expire upon the earlier of specific dates through June 2009 or the closing date of a merger, acquisition or consolidation of the Company into or with another corporation in which the stockholders of the Company own less than 50% of the voting securities of the surviving corporation. The Company recorded the estimated fair value upon issuance of each warrant, as computed using the Black-Scholes option-pricing model, if material.

In 2004, in connection with a bonus award arrangement with an officer (see Note 9), the Company issued 41,067 shares of common stock warrants at an exercise price of $4.50 per share. The warrant is immediately exercisable and expires on November 17, 2014.

11.    Net Income (Loss) Per Share

	Years Ended December 31,
	2002	2003	2004
	(In thousands, except share and per share amounts)
Net income (loss)	$(22,520)	$(8,046)	$10,383

Denominator for basic net (loss) per share—weighted average shares outstanding	23,256	64,800	4,223,609

Denominator for diluted net (loss) per share—weighted average shares outstanding	23,256	64,800	18,127,960

Basic net income (loss) per share	$(968.35)	$(124.17)	$2.46

Diluted net income (loss) per share	$(968.35)	$(124.17)	$0.57

The following outstanding convertible preferred stock and warrants, common stock warrants, common stock options, and employee stock options were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2002, 2003 and 2004 as they had an antidilutive effect:

	December 31,
	2002	2003	2004
Redeemable convertible preferred stock (assuming conversion to common shares)	12,854,231	12,854,231	—
Redeemable convertible preferred stock warrants (assuming conversion to common shares)	22,756	22,756	—
Common stock warrants	557	557	475
Stock options	3,304,197	4,178,041	36,158

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

No provision for federal or state income taxes has been recorded for the years ended December 31, 2002 and 2003 as the Company incurred net operating losses during these periods. A current provision of $0.5 million of federal and state alternative minimum tax has been recorded for the year ended December 31, 2004.

Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2002	2003	2004
Capitalized start-up costs	$776	$471	$207
Capitalized research and development costs	916	692	714
Depreciation and amortization	95	(280)	155
Net operating loss and credit carryforwards	21,309	24,695	17,799
Federal and state credit carryforwards	2,058	3,153	4,356
Other	990	2,083	4,058

	26,144	30,814	27,289
Less valuation allowance	(26,144)	(30,814)	(27,289)

	$—	$—	$—

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s history of losses, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology and the uncertainty regarding market acceptance of the Company’s products. Based on the currently available evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2002	2003	2004
U.S. statutory federal taxes at statutory rate (benefit)	(35)%	(35)%	35%
Research and development credits (benefit)	(1)	(6)	(4)
Difference between U.S. statutory rate and foreign effective rate	—	(1)	(1)
Stock-based compensation	—	—	9
Other	(2)	(9)	(4)
Change in valuation allowance	38	51	(31)

Effective tax rate	—%	—%	4%

At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $45.7 million and $20.4 million respectively, which begin to expire in 2008 through 2023. At December 31, 2004, the Company also had federal and state research and development credit carryforwards of approximately $2.3 million and $1.4 million, respectively, to reduce future taxable income. At December 31, 2004, the Company also has a California manufacturer’s investment credit of approximately $0.1 million to reduce future California taxable income. The Company also has federal and California alternative

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum tax credits carryover of $0.4 million and $0.1 million, respectively, and these credits do not expire. The use of $11.0 million and $9.0 million of the federal and state net operating losses, respectively, and $2.3 million and $1.4 million of the federal and state credits, respectively, may be restricted due to equity transactions defined as ownership changes. Additional ownership changes could result in additional restrictions.

Additionally due to the change of ownership rules, for federal and state tax purposes, a portion of the Company’s net operating loss carry forwards are subject to an annual limitation on utilization of $1.6 million, which is cumulative. The cumulative net operating loss available at December 31, 2004, including these prior limited cumulative losses, is $25.4 million for federal purposes and $5.5 million for state purposes.

13.    Segment Information and Operations by Geographic Area

The Company currently operates in one reportable segment, the designing, developing and marketing of comprehensive platform solutions, including a system-on-chip and firmware, for manufacturers of personal media players. The Company’s chief operating decision maker is the CEO.

Geographic Information— Long-lived assets outside of the United States are insignificant. Revenue consists of sales to customers assigned to countries based on the address of the invoice and is attributed to the following countries:

	Years Ended December 31,
	2002	2003	2004
Taiwan	90.0%	48.1%	4.9%
China	2.6	43.7	90.4
Japan	3.5	1.8	1.3
Malaysia	—	2.6	0.9
Korea	—	2.3	2.2
United States	2.6	0.2	0.1
Singapore	—	—	0.1
Denmark	1.3	1.3	0.1

14.    Note Receivable from Stockholder

In 2001, the Company negotiated a consulting arrangement and, in 2002, the consultant became a director of the Company. In 2002, the Company issued 1,056,105 shares of Series D at $1.515 per share to the director of the Company in exchange for a non-recourse promissory note of $1.6 million. Of this amount, $0.1 million was paid immediately and the remaining $1.5 million was due in four equal installments on January 31, 2005, February 28, 2005, March 31, 2005 and April 30, 2005. Interest on the promissory note was payable on April 30, 2005 and accrued at the rate of 2.03% per year. Also in 2002, the consulting agreement was amended to (1) extend the consulting term to coincide with the final payment date under the promissory note; (2) provide the director with the right to offset any payments due to the director under the consulting agreement with payments due to the Company under the promissory note; and (3) establish payment terms under the consulting agreement equal to $0.4 million on each of January 29, 2005, February 27, 2005, March 28, 2005 and April 29, 2005. The director may cancel the consulting agreement, in which case he would not be required to repay the promissory note. However, he would then forfeit the stock and consulting fees. Since the promissory note is non-recourse and is effectively repaid through consulting services rendered, the Company accounted for the stock issuance, promissory note and consulting arrangements as a grant of restricted stock to a non-employee in exchange for

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future services. Accordingly, the Company expensed the fair value of the preferred stock over the term of the consulting arrangement and in each period adjusted the stock-based compensation expense for changes in the fair value of the stock. The Company recognized $0.5 million, $0.5 million and $2.6 million of stock-based compensation expense related to this award in the years ended December 31, 2002, 2003 and 2004, respectively. The portion ($1.6 million) of these amounts which represented consulting fees was recorded as an offset to the non-recourse promissory note in recognition of the effective repayment through performance of consulting services since the inception of the arrangement.

In July 2004, the Company paid $1.6 million in cash to the director for all consulting fees and, on the same day, the director repaid in cash the outstanding balance of the promissory note, including interest, totaling $1.6 million. The Company recorded $1.0 million in stock-based compensation in the third quarter of 2004 in connection with the termination of this consulting arrangement.

15.    Related Party Transactions

One of the Company’s suppliers is also a stockholder. The Company purchased inventory and services of $6.6 million, $11.4 million and $9.1 million from this supplier in the years ended December 31, 2002, 2003 and 2004, respectively. Payables to this stockholder at December 31, 2003 and 2004 were $2.2 million, and $0.7 million, respectively.

16.    Employee Benefit Plan

The Company has established a tax-qualified employee savings and retirement plan for which the employees are generally eligible. Under the 401(k) Plan, employees may elect to reduce their compensation and have the amount of this reduction contributed to the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code, so that contributions to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Results of Operations (Unaudited)

The following table sets forth our consolidated statements of operations data for the eight quarters ended December 31, 2004. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. (All numbers in thousands except share and per share amounts.)

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30 2004	Dec. 31, 2004
	(Unaudited)
Revenue	$922	$5,146	$6,788	$8,083	$10,196	$12,035	$25,608	$44,724
Cost of revenue	551	3,191	3,493	5,039	6,588	6,915	14,933	25,307

Gross profit	371	1,955	3,295	3,044	3,608	5,120	10,675	19,417
Operating expenses:
Research and development	3,190	2,709	2,791	2,413	2,608	2,986	3,902	5,327
Selling, general and administrative	1,387	1,219	1,194	1,272	1,446	1,345	2,019	2,795
Stock-based compensation	118	118	118	119	1,977	1,660	1,425	735

Total operating expenses	4,695	4,046	4,103	3,804	6,031	5,991	7,346	8,857

Operating income (loss)	(4,324)	(2,091)	(808)	(760)	(2,423)	(871)	3,329	10,560
Interest and other income (expense), net	(26)	(50)	12	1	12	(9)	3	263

Net income (loss) before income taxes	(4,350)	(2,141)	(796)	(759)	(2,411)	(880)	3,332	10,823
Provision for income taxes	—	—	—	—	—	—	172	309

Net income (loss)	$(4,350)	$(2,141)	$(796)	$(759)	$(2,411)	$(880)	$3,160	$10,514

Shares used in computing basic net income (loss) per share	28,586	39,761	47,348	116,095	156,837	1,367,515	2,988,052	12,382,035

Shares used in computing diluted net income (loss) per share	28,586	39,761	47,348	116,095	156,837	1,367,515	17,395,149	21,105,386

Basic net income (loss) per share	$(152.17)	$(53.85)	$(16.81)	$(6.54)	$(15.37)	$(0.64)	$1.06	$0.85

Diluted net income (loss) per share	$(152.17)	$(53.85)	$(16.81)	$(6.54)	$(15.37)	$(0.64)	$0.18	$0.50

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 4, 2003, our board of directors dismissed PricewaterhouseCoopers LLP, or PWC, as our independent registered public accounting firm and subsequently appointed Deloitte & Touche LLP as our independent registered public accounting firm. There were no disagreements with PWC in connection with the audit for the year ended December 31, 2002 or during the subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PWC’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. The report of PWC on the financial statements for the year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and was unqualified and not modified as to uncertainty, audit scope or accounting principle, except that the report included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. We did not consult with Deloitte & Touche LLP on any accounting or financial reporting matters in the periods prior to their appointment.

We requested PricewaterhouseCoopers LLP to furnish a letter addressed to the Securities and Exchange Commission, stating whether it agrees with these statements made by us and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of July 30, 2004, which states that it agrees with these statements, is incorporated by reference to Exhibit 16.1 to PortalPlayer’s Form S-1 Registration Statement (File No. 333-117900).

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation described above during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

The information required by this Item regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14a of the Exchange Act in connection with the 2005 annual meeting of our stockholders (the “Proxy Statement”).

Executive Officers

The information required by this Item regarding our executive officers is incorporated by reference to the information contained in the section captioned “Executive Officers” included under Part I of this report.

Audit Committee

The information required by this Item regarding our audit committee and audit committee financial expert is incorporated by reference to the information contained in our Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our chief executive officer and senior financial officers, as required by the SEC, and is publicly available on our website at www.portalplayer.com.

Item 11.    Executive Compensation.

Information regarding the compensation of our named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding the compensation of our directors is set forth under “Election of Directors—Director Compensation” in the Proxy Statement, which information is incorporated herein by reference. Additional information regarding our directors is set forth under “Election of Directors—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including our 1999 Stock Option Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (2) (c)
Equity compensation plans approved by security holders	2,410,332	$3.12	1,623,501
Equity compensation plans not approved by security holders	41,067	$4.50	—

Total	2,451,399	$3.14	1,623,501

(1)	The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each of our fiscal years from 2005 through 2014 by the lesser of: 2,333,333 shares; 5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or the number of shares determined by the board of directors. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2005 through 2014 by the lesser of: 400,000 shares; 1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or the number of shares determined by our board of directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2004 Stock Incentive Plan.

(2)	Includes 333,333 shares issuable under the 2004 Employee Stock Purchase Plan.

The only outstanding Non-Plan Grant as of December 31, 2004 relates to an individual compensation arrangement that was made prior to the initial public offering of our common stock in 2004. The outstanding Non-Plan Grant involved the board of directors’ grant of a warrant to purchase 41,067 shares of our common stock at an exercise price of $4.50 to Mr. Johnson. This warrant was non-qualified and was immediately exercisable, with a term of 10 years. The warrant was fully vested at grant. Mr. Johnson has not exercised the warrant with respect to any shares, and as of December 31, 2004, the warrant entitles Mr. Johnson to purchase 41,067 shares under the Non-Plan Grant.

Item 13.    Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in our Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2. Financial Statement Schedules—All financial statement schedules have been omitted because the information required is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits—

Exhibit Number	Description
3.(i)	Form of Restated Certificate of Incorporation of the Registrant (1)

3.(ii)	Form of Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 5, 2004. (1)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (1)

10.2*	1999 Stock Option Plan and form of agreements thereunder. (1)

10.3*	Form of 2004 Stock Incentive Plan and form of agreements thereunder. (1)

10.4*	Form of 2004 Employee Stock Purchase Plan. (1)

10.5	Lease Agreement, dated June 11, 1999, between the Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust and amendments thereto dated July 16, 1999 and March 16, 2000. (1)

10.6	Office Lease, dated January 13, 2001, between the Registrant and Touchstone Building LLC and supplemental letter thereto dated April 5, 2001. (1)

10.7	Lease Agreement, dated February 5, 2000, between PortalPlayer Private Limited and Sri S.K. Jayachandra. Lease Agreements dated August 6, 2000 and May 1, 2001, between PortalPlayer Private Limited and Sri R.C. Samal. Lease Agreement, dated August 27, 1999, between PortalPlayer Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated August 15, 2004, between Pinexe Systems Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated November 26, 2004, between Pinexe Systems Private Limited and Sri C. Umamaheswara.

10.8*	Offer Letter dated March 14, 2003, between the Registrant and Gary Johnson. (1)

10.9*	Letter Agreement dated January 13, 2003, between the Registrant and Sanjeev Kumar. (1)

10.10*	Offer Letter dated May 6, 2004, between the Registrant and Svend-Olav Carlsen. (1)

10.11*	Offer Letter dated May 28, 2004, between the Registrant and Richard Miller. (1)

10.12*	Offer Letter dated January 30, 2004, between the Registrant and Scott Tandy. (1)

10.13*	Offer Letter dated June 16, 1999, between the Registrant and Michael Maia. (1)

10.14	Loan and Security Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank, and amendment thereto dated June 18, 2004. (1)

10.15	Streamline Facility Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank. (1)

10.16	Term Sheet dated as of November 13, 2003 between the Registrant and Silicon Valley Bank. (1)

10.17	LSI Logic Corporation ASIC Terms of Engagement, dated February 19, 2003, between the Registrant and LSI Logic Corporation. (1)

10.18	Master ASIC Services Agreement, dated as of October 22, 2001, between the Registrant and eSilicon Corporation. (1)

Exhibit Number	Description

16.1	Letter re Change in Certifying Accountants. (1)

21.1	List of Subsidiaries. (1)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 68 of this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-117900).
*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:

Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PortalPlayer, Inc.

By:	/S/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen Chief Financial Officer

Dated: March 18, 2005

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Johnson and Svend-Olav Carlsen jointly and severally, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, and ratifying and confirming all that the attorney-in-facts and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY JOHNSON Gary Johnson	President, Chief Executive Officer, Director (Principal Executive Officer)	March 18, 2005

/s/ SVEND-OLAV CARLSEN Svend-Olav Carlsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2005

/s/ RICHARD L. SANQUINI	Director and Chairman of the Board	March 18, 2005
Richard L. Sanquini

/s/ HENRY T. DENERO	Director	March 18, 2005
Henry T. DeNero

/s/ T. RAJ SINGH	Director	March 18, 2005
T. Raj Singh

/s/ SHAHAN D. SOGHIKIAN	Director	March 18, 2005
Shahan D. Soghikian

/s/ THOMAS SPIEGEL	Director	March 18, 2005
Thomas Spiegel

/s/ JAMES L. WHIMS	Director	March 18, 2005
James L. Whims