Form 10-Q
period 2005-03-31
PortalPlayer, Inc.
filed 2005-05-13
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3255 Scott Boulevard, Bldg. 1

Santa Clara, California 95054

(Address of principal executive offices, including zip code)

(408) 521-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2005, 23,230,025 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,974	$58,892
Short-term investments	96,225	64,708
Accounts receivable	22,841	20,080
Inventories—net	8,521	1,762
Prepaid expenses and other current assets	2,455	1,872

Total current assets	171,016	147,314
Property and equipment—net	998	661
Other assets	570	521

Total assets	$172,584	$148,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$12,619	$1,290
Accrued liabilities	6,440	4,195
Deferred income	4,345	4,024
Deferred rent	35	55
Income taxes payable	2,604	479

Total current liabilities	26,043	10,043
Deferred rent—long term	—	5

Total liabilities	26,043	10,048
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value—60,000,000 shares authorized; issued and outstanding: 23,180,692 shares and 23,091,660 shares at March 31, 2005 and December 31, 2004, respectively	205,557	205,468
Deferred stock-based compensation	(4,441)	(4,799)
Accumulated other comprehensive loss	(200)	(37)
Accumulated deficit	(54,375)	(62,184)

Total stockholders’ equity	146,541	138,448

Total liabilities and stockholders’ equity	$172,584	$148,496

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$44,468	$10,196
Cost of revenue	25,291	6,588

Gross profit	19,177	3,608

Operating expenses:
Research and development (1)	6,351	2,608
Selling, general and administrative (1)	2,932	1,446
Stock-based compensation	384	1,977

Total operating expenses	9,667	6,031

Operating income (loss)	9,510	(2,423)
Interest income (expense), net	895	(2)
Other income, net	13	14

Income (loss) before income taxes	10,418	(2,411)
Provision for income taxes	2,609	—

Net income (loss)	$7,809	$(2,411)

Basic net income (loss) per share	$0.34	$(15.37)

Diluted net income (loss) per share	$0.31	$(15.37)

Shares used in computing basic net income (loss) per share	23,147,927	156,837

Shares used in computing diluted net income (loss) per share	25,033,449	156,837

(1) Amounts exclude stock-based compensation, as follows:

Research and development	$205	$33
Selling, general and administrative	179	1,944

	$384	$1,977

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,809	$(2,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	168	277
Non-cash stock-based compensation	384	1,977
Accrued interest on note receivable from stockholder	—	(8)
Amortization of debt discount	—	11
Changes in assets and liabilities:
Accounts receivable	(2,761)	(575)
Inventories	(6,759)	(307)
Prepaid expenses and other current assets	(583)	100
Other assets	(49)	6
Accounts payable	11,705	111
Accrued liabilities	2,436	(277)
Deferred income	321	64
Income taxes payable	2,125	—
Deferred rent	(25)	(14)

Net cash provided by (used in) operating activities	14,771	(1,046)

Cash flows from investing activities:
Purchases of investments	(31,680)	—
Purchases of property and equipment	(505)	(199)

Net cash used in investing activities	(32,185)	(199)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	(504)	501
Repayments of notes payable	—	(750)

Net cash used in financing activities	(504)	(249)

Net decrease in cash and cash equivalents	(17,918)	(1,494)
Cash and cash equivalents—beginning of period	58,892	10,778

Cash and cash equivalents—end of period	$40,974	$9,284

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock for note receivable from stockholder and periodic revaluation in 2004	$—	$1,548

Deferred stock-based compensation, net	$—	$1,170

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

The Company

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company designs, develops and markets comprehensive platform solutions, including a system-on-chip and firmware, for manufacturers of personal media players.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2005.

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on reported income or losses.

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of March 31, 2005 and December 31, 2004, approximately 94.7% and 97.7%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the periods ended March 31, 2005 and March 31, 2004, Inventec accounted for 81.6% and 92.3%, respectively, of revenue. In connection with contracts to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future.

The Company is dependent on two suppliers for substantially all of its inventory requirements. One supplier is also a stockholder of the Company (see Note 7). The inability of a supplier to fulfill the production requirements of the Company on a timely basis could negatively impact future results. Although there are other suppliers that could provide similar services, a change in supplier could cause delays in the Company’s products and possible loss of revenue.

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of comprehensive platform solutions, including a system-on-chip and firmware, for manufacturers of personal media players. The Company’s chief operating decision maker is the CEO.

2. Stock-Based Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (or, APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (or, EITF) Issue No. 96-18. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (or, SFAS 123), requires the Company to disclose pro forma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using the fair value method of SFAS 123 rather than the intrinsic value method of APB 25. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$7,809	$(2,411)

Add: Total stock-based employee compensation included in reported net income (loss), net of tax	265	70
Less: Fair value of stock-based employee compensation, net of tax	(393)	(74)

Pro forma net income (loss)	$7,681	$(2,415)

Earnings per share:
Basic – Reported	$0.34	$(15.37)
Pro forma	$0.33	$(15.40)
Diluted – Reported	$0.31	$(15.37)
Pro forma	$0.31	$(15.40)

The Company’s calculation of additional stock-based compensation expense was made using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.88%	3.59%
Expected life	5 years	5 years
Expected volatility	71.1%	—
Expected dividends	$0	$0

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (or, SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (or, SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that the Company must adopt the new standard effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, the assumed forfeiture rate and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

3. Net Income (Loss) Per Share

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share amounts)
Numerator:
Net income (loss)	$7,809	$(2,411)

Denominator:
Weighted average common shares – used for basic calculation	23,147,927	156,837
Weighted average effect of dilutive securities:
Warrants	42,101	—
Employee stock options	1,843,421	—

Denominator for diluted calculation	25,033,499	156,837

Basic net income (loss) per share	$0.34	$(15.37)

Diluted net income (loss) per share	$0.31	$(15.37)

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2005 and 2004, the number of anti-dilutive shares, as calculated based on the average closing price of our common stock for the period, amounted to approximately 76,584 and zero shares, respectively.

4. Balance Sheet Components (In thousands)

	March 31, 2005	December 31, 2004
Inventories:
Finished goods	$10,240	$3,535
Write-off of excess units	(1,719)	(1,773)

	$8,521	$1,762

Property and Equipment:
Purchased software	$3,373	$3,371
Computer equipment	1,557	1,540
Office equipment, leasehold improvements and other property and equipment	2,227	1,742

	7,157	6,653
Less: accumulated depreciation and amortization	(6,159)	(5,992)

	$998	$661

Accrued Liabilities:
Accrued compensation related	$1,757	$1,178
Accrued development fees	1,492	681
Reimbursements received in advance	815	379
Accrued legal and accounting fees	386	268
Other	1,990	1,689

	$6,440	$4,195

5. Commitments and Contingencies

Litigation

The Company is subject to various claims, which arise in the course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Guarantees

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

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of sale, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The following table summarizes the activity related to the warranty reserve during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Beginning balance	$208	$30
Additions related to current period sales	45	25
Warranty costs incurred	(11)	—

Ending balance	$242	$55

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income (loss)	$7,809	$(2,411)
Net change in unrealized loss on investments	(163)	—

Comprehensive income (loss)	$7,646	$(2,411)

7. Related Party Transactions

One of the Company’s suppliers is also a stockholder that the Company considered a related party during the three-month period ended March 31, 2004. This supplier was not considered a related party during the period ended March 31, 2005 due to its decreased percentage of total ownership of the Company following the issuance of shares as part of the Company’s November 2004 initial public offering. The Company purchased inventory and services of $16.3 million and $4.6 million from this supplier in the three months ended March 31, 2005 and 2004, respectively.

8. Subsequent Event

In May 2005, the Company granted to employees options to purchase approximately 907,472 shares of the Company’s common stock, and additionally granted approximately 165,109 shares of restricted stock to employees. The exercise price of the options granted is $16.68, which is equal to the fair value of the common stock at the grant date. These options vest over a four year period, while the restricted stock vests over a five year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statement and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop, produce, market and sell in volume new products such as our recently announced PP5024 flash memory-specific product, the features, benefits and availability of current and future products, geographic concentration of our revenues, customer concentration and demand, order cancellations, customer shipment logistics, our customer strategy, our expected growth and headcount increases, elements of our growth strategy including sales and marketing and product development efforts and international operations, seasonality of our business, our gross margins, our revenues and sources of revenues, expenses, average selling prices, inventory management, estimates regarding our capital expenditures, anticipated capital requirements, the adequacy of our capital resources, our anticipated cash needs, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our critical accounting policies, market risk sensitive instruments and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive-based and high-capacity flash memory-based personal media players. Personal media players are battery-powered, portable devices to capture, store and play digital media such as audio, photos, and in the future, video. Our platform solutions are designed to enable personal media players to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated personal media players in a cost-effective manner with fast time to market. Our key customers include leading manufacturers such as Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, who manufactures products for Apple Computer Inc. and other companies.

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001, to $8.8 million in 2002, $20.9 million in 2003 and $92.6 million in 2004. We recorded revenue of $44.5 million during the three months ended March 31, 2005. We generated net income of $10.4 million in 2004, our first profitable year, and generated net income of $7.8 million during the three months ended March 31, 2005. The net income included non-cash, stock-based compensation charges of $5.8 million in 2004, and $0.4 million during the three months ended March 31, 2005. These charges are described in more detail under “Financial Operations Overview—Stock-Based Compensation.”

We have grown our employee base from six at inception to 194 people as of March 31, 2005 in five countries, with approximately one-half of our employees, primarily engineering staff, located in India. In August 2002 and January 2003, we initiated headcount reductions and restructuring initiatives, which resulted in a reduction in staff of approximately 60 people. The headcount reductions and restructuring initiatives were undertaken to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Specifically, we had originally expected a more rapid adoption of hard disk drive-based personal media players and planned our resources accordingly. Due to a worldwide unfavorable economic environment, including the economic downturn in the United States in 2002 and 2003, consumer demand for hard disk drive-based personal media players did not materialize as we expected during that time. During that period, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. We expect that if and when similar unfavorable economic conditions occur, it could have a similar effect on demand for semiconductor and consumer electronics products in the future and our business could be negatively affected. In addition, if the current economic recovery slows down, we may experience decreases in the demand for our platforms, which may harm our business. Since the headcount reduction, we have increased our staff by 85 employees. We expect that our headcount will increase further to support our expected growth.

Since inception, we have had one major customer, Inventec, an original design manufacturer, or ODM, based in Asia, which manufactures products for Apple and other companies. Inventec continues to be our major customer, accounting for 81.6% of our revenue during the three months ended March 31, 2005. During the most recently completed fiscal quarter we began shipping in volume to an additional customer that manufactures product for Apple. This additional customer represented less than 10% of our revenue during the three months ended March 31, 2005.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their ODM partners. We intend to continue to focus primarily on customers that produce small form factor, high density storage-based personal media players. To date, our products have primarily been incorporated into hard disk drive-based personal media players. During the first three months of 2005 we introduced the PP5024, our first device that is directed towards high-capacity flash memory-based personal media players. We believe this new product will enable us to now target a larger percentage of the digital media player market. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash-memory-specific solutions.

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

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to Asia, including Japan, accounted for approximately 97.9% of our revenue in the three months ended March 31, 2005. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

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

We outsource to independent third parties the implementation of certain design aspects of our SoCs and all of our manufacturing logistics, including the manufacturing, test, packaging, warehousing and shipping of our SoCs. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. We also have a logistics warehouse in Hong Kong, which is managed by a local third party, from which location we expect the majority of future shipments to our customers to continue to be made.

Critical Accounting Policies and Estimates

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. For a description of what we believe to be our most critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 21, 2005. There have been no changes in any of our critical accounting policies since December 31, 2004.

Financial Operations Overview

The following describes certain line items in our statements of operations:

Revenue

We generate revenue from sales of our platforms. The main factors that impact our revenue are unit volumes shipped and average selling prices. We have experienced quarter-over-quarter unit volume increases for the past seven quarters while we have seen average selling prices decline over time as our platforms have matured in the market. Overall, we expect average selling prices for our platforms to decline over time as products mature. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates”, as included in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 21, 2005.

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

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In the three months ended March 31, 2005, we recorded revenue, and accordingly, gross profit of approximately $0.1 million related to the sale of inventory that had been previously written-off due to changes in customer demand for a older generations of SoC platforms.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, such as prototype wafers and mask sets, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Before releasing new products, we incur charges for prototype wafers and mask set revisions, which can cause a fluctuation in research and development expense. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $0.1 million and $0.2 million in the first three months of 2005 and 2004, respectively. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

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

Variable stock-based compensation results from the difference between the fair value of the stock award and the price at which the instrument can be exercised. We have recorded variable stock-based compensation related to option awards to a director and four non-employee advisory consultants, as well as a note to a stockholder, who is also a director, for consulting services. Although most of such instruments have vested or have been terminated, we expect to incur variable stock-based compensation from some of these instruments in future periods. We report employee stock-based compensation as a separate expense rather than including it in the functional category to which it relates, as we believe it provides more meaningful comparison.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists mostly of interest earned on our cash and investments, offset by interest expense associated with our bank borrowings.

Provision for Income Taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using current effective rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	56.9	64.6

Gross margin	43.1	35.4
Operating expenses:
Research and development	14.3	25.6
Selling, general and administrative	6.6	14.2
Stock-based compensation	0.9	19.4

Total operating expenses	21.8	59.2

Operating income (loss)	21.3	(23.8)
Interest and other income (expense), net	2.0	0.1

Net income (loss) before income taxes	23.3	(23.7)
Provision for income taxes	5.9	—

Net income (loss)	17.4%	(23.7)%

Three Months Ended March 31, 2005 and 2004

Revenue. Revenue increased from $10.2 million in the three months ended March 31, 2004 to $44.5 million in the three months ended March 31, 2005, a 336% increase. This increase was primarily due to an approximately 374% increase in unit shipments of our platforms, partially offset by an approximately 8% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the hard disk drive-based personal media player market and the introduction of our PP5022 product into the market at the end of 2004. Revenue on sales to the Asia/Pacific region, including Japan, was 97.9 % and 99.2% in the three months ended March 31, 2005 and 2004, respectively. Sales to Inventec, our only customer that accounted for more than 10% of our revenue in the three months ended March 31, 2005, accounted for 81.6% of our revenue in the three months ended March 31, 2005 compared to 92.3% of our revenue in the three months ended March 31, 2004. Inventec, and another customer of ours manufacture product for Apple Computer Inc.

Cost of revenue and gross margin. Cost of revenue increased from $6.6 million in three months ended March 31, 2004 to $25.3 million in the three months ended March 31, 2005, a 283% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 20% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 35.4% in the three months ended March 31, 2004 and 43.1% in the three months ended March 31, 2005. We recognized revenue of approximately $0.1 million in the three months ended March 31, 2005 on the sale of previously written-off older-generation inventory. Gross margin in the first three months of 2004 was negatively impacted by approximately $0.4 million of costs incurred to conform a product platform to the specifications of our principal customer, and an additional $0.3 million to expedite manufacture of this platform to this customer. We did not have any similar expenses during the first three months of 2005. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, not including stock-based compensation, increased from $2.6 million in the three months ended March 31, 2004 to $6.4 million in the three months ended March 31, 2005, a 146% increase. Approximately $1.6 million of the increase was due to an increase in personnel-related expenses resulting from a 53% increase in research and development headcount at March 31, 2005 as compared to March 31, 2004. In addition, approximately $1.8 million of the increase in research and development expenses was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications on our current product. We expect to continually increase our spending for the development of future product generations in the remainder of 2005.

Selling, general and administrative. Selling, general and administrative expense, not including stock-based compensation, increased from $1.4 million in the three months ended March 31, 2004 to $2.9 million in the three months ended March 31, 2005, a 107% increase. The increase of approximately $1.5 million was primarily due to an increase of $0.4 million in personnel-related expenses, resulting from a 42% increase in selling, general and administrative headcount at March 31, 2005 as compared to March 31, 2004, an increase of $0.1 million in travel-related and other expenses including dues and subscriptions, and other costs related to our being a publicly-held company. We additionally had an increase of approximately $0.8 million in professional services-related expenses, including accounting and legal expenses, as well as an increase of $0.1 million related to our corporate insurance premiums.

Stock-based compensation. Stock-based compensation expense decreased from $2.0 million in three months ended March 31, 2004 to $0.4 million in three months ended March 31, 2005. The majority of stock-based compensation recorded in the three months ended March 31, 2005 related to the amortization of deferred stock-based compensation for employee stock options grants, as the fair value of our common stock increased during the twelve months prior to our initial public offering in November 2004. Of the $2.0 million of expense incurred during the three months ended March 31, 2004, $1.1 million was related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, an additional $0.6 million associated with 133,333 options granted to a director in connection with his management services to us, $0.2 million associated with a common stock warrant offered to our chief executive officer in connection with a bonus award, and $0.1 million related to the amortization of deferred stock compensation. As of March 31, 2005, we had approximately $4.4 million of deferred stock compensation. We are amortizing deferred stock compensation on a straight-line basis through 2008. We currently expect to incur amortization of deferred stock-based compensation of approximately $1.4 million in 2005, 2006 and 2007, respectively, and $0.6 million in 2008.

Interest and other income (expense), net. Interest and other income, net, increased from $12,000 during the three-month period ended March 31, 2004 to $0.9 million during the three-month period ended March 31, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes. During the three-month period ended March 31, 2005 we recorded a provision for income taxes using an effective tax rate of 25%, or approximately $2.6 million. We did not record a provision for income tax during the first three-month period in 2004 as the Company was not profitable during that period. The provision for income taxes recorded in the three-month period ended March 31, 2005 differs from the amount computed by applying the statutory U.S. federal rate principally due to our utilization of net operating loss carryforwards and certain research and development related tax credits.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2004 we generated $3.2 million in cash from our operating activities, and in the three months ended March 31, 2004 we generated $14.8 million of cash from our operating activities. Through March 31, 2005, we raised approximately $195.9 million through equity financings, which includes approximately $111.0 million, net of fees and cash paid for expenses, raised from the initial public offering of our common stock in November 2004. As of March 31, 2005, we had approximately $137.2 million in cash, cash equivalents, and investments. We outsource our design implementation and all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash used in operating activities was $1.0 million in the three months ended March 31, 2004, while net cash provided by operating activities was $14.8 million in the three months ended March 31, 2005. In the three months ended March 31, 2004, net cash used in operating activities resulted from our losses and the growth in accounts receivable and inventory driven by higher sales. In the three months ended March 31, 2005, net cash generated by operating activities resulted primarily from net income and the increases in accounts payable, accrued liabilities and income tax payable, which more than offset the growth in accounts receivable and inventory. The increase in accounts payable and other accrued liabilities during the three months ended March 31, 2005 was mainly due to non-recurring engineering-related expenses incurred but not paid as of the end of the period, as well as a significantly higher amount of payables due to the timing of inventory receipts and their related payments to our inventory vendors compared to the prior period.

Investing Activities

Capital expenditures were approximately $0.2 million and $0.5 million in the three months ended March 31, 2004 and 2005, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development. We anticipate an increase in our capital expenditures consistent with our anticipated growth. Net cash used in investing activities also consisted of the purchase of $31.7 million of short-term marketable securities in the three months ended March 31, 2005, with no similar purchases in the same period last year.

Financing Activities

Net cash used in financing activities was $0.2 million in the three months ended March 31, 2004, while net cash used in financing activities was $0.5 million in the three months ended March 31, 2005. Financing activities included sales from the issuance of our common stock and convertible preferred stock, borrowings and repayments against our bank borrowings, and the exercise of options to purchase our common stock. In the three months ended March 31, 2004, we repaid $0.8 million against our bank borrowings. In the three months ended March 31, 2005, cash paid for expenses related to our November 2004 initial public offering costs were approximately $0.5 million.

As of March 31, 2005, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which bears interest at the bank’s prime interest rate plus 0.75%, but not less than 4.75% and expires in November 2005.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses in the foreseeable future in order to execute our business strategy. We intend to fund these activities with cash generated from operations. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital as well as planned capital expenditures will constitute a material use of our cash resources.

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

Factors That May Affect Our Operating Results

In evaluating PortalPlayer, Inc. and our business, you should carefully consider the following factors in addition to the other information in this quarterly report on Form 10-Q. Any one of the following risks could seriously harm our business, financial condition, and operating results, causing the price of our stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We currently depend on one customer for a high percentage of our revenue and the loss of, or a significant reduction in orders from, this customer would significantly reduce our revenue and adversely impact our operating results.

Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 81.6% of our revenue during the three months ended March 31, 2005, and 89.3% of revenue in our fiscal year 2004. The loss of sales to Inventec would have a significant negative impact on our business. Because our sales to this customer are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with this customer. Although we believe that cancellations to date have been insignificant, purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from this customer expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate. For example, we experienced a lower than expected number of orders from Inventec in the first quarter of 2003, which contributed to a significant temporary decrease in our revenue.

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

In addition, if Inventec’s relationship with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of Inventec’s business relationship with Apple. Apple may choose to work with other original design manufacturers. For example, during the most recently completed fiscal quarter we began shipping in volume to an additional customer that manufactures product for Apple. This additional customer represented less than 10% of our revenue during the three months ended March 31, 2005. The loss by Inventec or this other customer of sales to Apple could also harm our business and financial position.

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

We have one product family, which currently consists of platforms primarily for hard disk drive-based personal media players. Our platforms consist of a system-on-chip, firmware and software. We currently derive, and expect to continue to derive in the near term, all of our revenue from sales of our platforms. Continued market acceptance of our platforms is critical to our future success. Because we have only one product family, we do not have alternate sources of revenue if sales of our platforms decline.

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

We have incurred significant net losses since inception and, at March 31, 2005, we had an accumulated deficit of approximately $54.4 million. Although we have recently achieved profitability, we cannot be certain that we will sustain profitability in the future. To sustain profitability, we will need to generate and grow our revenue to support an increase in expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

We face competition from a large number of competitors, including Freescale Semiconductor, Intel, Philips Semiconductor, Samsung Semiconductor, SigmaTel, Telechips and Texas Instruments. We expect to face increased competition in the future. In particular, we face competition from semiconductor companies which have traditionally focused on flash-based players. We may also face competition from some of our customers who have developed products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers.

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

We may place binding manufacturing orders with our manufacturing logistics partners in advance of receiving purchase orders from our customers. Changes in forecasts or timing of orders expose us to risks of inventory shortages or excess product inventory, particularly during end-product transitions. Obtaining additional supply in the face of increased demand or supply shortages may be costly or impossible, particularly in the short-term, which could prevent us from fulfilling orders. As a result, an incorrect forecast may result in substantial inventory that is aged and obsolete, which could result in write-downs of excess, aged or obsolete inventory. In addition, our platforms have rapidly declining average selling prices. Therefore, our failure to adequately estimate demand for our platforms could cause our quarterly operating results to fluctuate and cause our stock price to decline.

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

We do not own or operate a semiconductor fabrication facility. Instead, we rely on third parties to manufacture our semiconductors. Through our relationships with eSilicon and LSI Logic, three outside foundries, LSI Logic in the United States, Taiwan Semiconductor Manufacturing Company, or TSMC, in Taiwan, and United Microelectronics Corporation, or UMC, in Taiwan, currently manufacture all of our semiconductors, and no single foundry manufactures more than one model of our semiconductors. As a result, we face several significant risks, including:

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

The outside foundries and their subcontractors upon which we rely to manufacture all of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval. Three foundries, LSI Logic in the United States and TSMC and UMC, both in Taiwan, currently manufacture substantially all of our semiconductors. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our platforms. In addition, some of these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of severe acute respiratory syndrome, or SARS, which could disrupt the operation of these foundries and in turn harm our business. Increased instability in these regions may also negatively impact the desire of our employees and customers to travel and the reliability and cost of transportation, thus harming our business.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2005, in the United States we had six issued patents and 10 patent applications pending. Our patent applications may not result in issued patents, and we cannot be certain that any issued patents will not be challenged, invalidated or declared unenforceable. Furthermore, any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents may not provide competitive advantages to us. For example, competitors could successfully challenge any issued patents or, alternatively, could develop similar technologies on their own or design around our patents. Also, patent protection in foreign countries may be limited or unavailable in areas where we would like to obtain this protection. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. For example, if our manufacturing logistics partners or the foundries which manufacture our semiconductors lose control of our intellectual property, it would be more difficult for us to take remedial measures because some of our foundries are located in countries that do not have the same protection for intellectual property that is provided in the United States. Our inability to enforce our intellectual property rights in some countries may harm our business.

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

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Since we currently hold only six patents, we would not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 97.9% of our revenue during the three months ended March 31, 2005, and 99.8% of our revenue in our fiscal year 2004. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have made changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

If the personal media player market fails to further develop for any reason, we may not be able to generate significant revenue from the sales of our platforms, and our financial results would suffer.

We currently sell platforms primarily for hard disk drive-based personal media players. Sales of our platforms may decline if the storage capacity of other technologies satisfies most consumers’ needs.

One of the main competitive advantages of hard disk drive-based personal media players is that they have greater storage capacity than alternative storage technologies, such as lower-capacity flash memory. Our business strategy assumes that a substantial portion of consumers will want personal media players that provide access to a very large number of songs or photos or to very memory intensive content, such as video, and as a result will demand the greater storage offered by hard disk drive-based personal media players. However, advances in alternative storage technologies could result in greater storage capacities. In addition, products using alternative storage technologies, such as lower-capacity flash memory, are now, and will likely remain, significantly less expensive than products using hard disk drives. If the capacity of alternative storage technologies continues to increase significantly, or if consumers are unwilling to carry very large libraries of music or photos or very memory-intensive content, then demand for our platforms that are designed primarily for hard disk drive-based media players may decrease, which would negatively affect the sales of our platforms and our revenue accordingly. In addition, any changes in the cost or storage capacity of alternative storage technologies relative to hard disk drives may affect demand for our platforms. We recently introduced our PP5024 System-in-Package product, which is designed to meet the requirements for high-capacity flash memory-based personal media players. The PP5024, which is not currently commercially available in volume production, is our first flash memory-specific product. Many of our competitors have offered flash memory-specific products for some time and many have better established products or more expertise with flash memory-specific solutions. We cannot guarantee that the PP5024 will be accepted by our target customers, will offer the features or performance that our customers require or that we anticipate, or will be available on our planned timetable or in time for our customer’s needs.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We are currently developing programs to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

We may become subject to securities and shareholder litigation and other lawsuits that may lead to significant costs and expenses and divert management’s attention from our business, which could cause our revenue and our stock price to decline.

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of securities. The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. For example, during the time in which our common stock has been publicly traded, the closing sale prices of our common stock on the Nasdaq National Market ranged from $31.89 on November 29, 2004 to $15.98 on April 22, 2005. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future may be perceived negatively by the market causing a decline in our stock price or litigation against us. Any lawsuits to which we become a party, whether ultimately resolved in our favor or not, may not be resolved quickly, and coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively any future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenues and stock price to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in internal controls

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation described above during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.(ii)	Amended and Restated Bylaws of the Registrant.

10.1*	Warrant to Purchase Shares of Common Stock Issued to Gary Johnson.

10.2*	Offer Letter dated February 15, 2005, between the Registrant and Henry DeNero (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22. 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

*	Indicates a management contract or compensatory plan or arrangement.
**	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PortalPlayer, Inc.

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Dated: May 13, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.(ii)	Amended and Restated Bylaws of the Registrant.

10.1*	Warrant to Purchase Shares of Common Stock Issued to Gary Johnson.

10.2*	Offer Letter dated February 15, 2005, between the Registrant and Henry DeNero (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22. 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

*	Indicates a management contract or compensatory plan or arrangement.
**	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.