Form 10-Q
period 2005-06-30
PortalPlayer, Inc.
filed 2005-08-09
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 W. Plumeria Drive

San Jose, California 95134

(Address of principal executive offices, including zip code)

(408) 521-7000

(Registrant’s telephone number, including area code)

3255 Scott Boulevard, Bldg. 1

Santa Clara, California 95054

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 29, 2005, 23,633,321 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,831	$58,892
Short-term investments	104,625	64,708
Accounts receivable—net	25,165	20,080
Inventories—net	1,050	1,762
Prepaid expenses and other current assets	3,379	1,872

Total current assets	180,050	147,314
Property and equipment—net	1,930	661
Other assets	672	521

Total assets	$182,652	$148,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$15,585	$1,290
Accrued liabilities	7,204	4,195
Deferred income	5,013	4,024
Deferred rent	15	55
Income taxes payable	—	479

Total current liabilities	27,817	10,043

Deferred rent, long-term	231	5

Total liabilities	28,048	10,048
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.0001 par value—250,000,000 shares authorized; issued and outstanding: 23,509,800 shares and 23,091,660 shares at June 30, 2005 and December 31, 2004, respectively	209,619	205,468
Deferred stock-based compensation	(6,794)	(4,799)
Accumulated other comprehensive loss	(179)	(37)
Accumulated deficit	(48,042)	(62,184)

Total stockholders’ equity	154,604	138,448

Total liabilities and stockholders’ equity	$182,652	$148,496

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$44,567	$12,035	$89,035	$22,231
Cost of revenue	25,402	6,915	50,693	13,503

Gross profit	19,165	5,120	38,342	8,728

Operating expenses:
Research and development (1)	7,900	2,986	14,251	5,594
Selling, general and administrative (1)	3,476	1,345	6,408	2,791
Stock-based compensation	470	1,660	854	3,637

Total operating expenses	11,846	5,991	21,513	12,022

Operating income (loss)	7,319	(871)	16,829	(3,294)
Interest income, net	1,122	37	2,017	35
Other income (expense), net	(3)	(46)	10	(32)

Income (loss) before income taxes	8,438	(880)	18,856	(3,291)
Provision for income taxes	2,105	—	4,714	—

Net income (loss)	$6,333	$(880)	$14,142	$(3,291)

Basic net income (loss) per share	$0.27	$(0.64)	$0.61	$(4.32)

Diluted net income (loss) per share	$0.25	$(0.64)	$0.56	$(4.32)

Shares used in computing basic net income (loss) per share	23,258,091	1,367,515	23,203,010	762,176

Shares used in computing diluted net income (loss) per share	25,103,051	1,367,515	25,068,252	762,176

(1) Amounts exclude stock-based compensation, as follows:

Research and development	$250	$59	$455	$92
Selling, general and administrative	220	1,601	399	3,545

	470	1,660	854	3,637

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$14,142	$(3,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	366	508
Loss on disposal of property	—	(3)
Amortization of discounts and premiums on investments, net	80	—
Non-cash stock-based compensation	854	3,637
Accrued interest on note receivable from stockholder	—	(15)
Amortization of debt discount	—	21
Income tax benefit from stock options	655	—
Changes in assets and liabilities:
Accounts receivable	(5,085)	(2,423)
Inventories	712	(3,499)
Prepaid expenses and other current assets	(1,507)	(6)
Other assets	(151)	11
Accounts payable	14,295	(1,678)
Accrued liabilities	3,009	1,540
Deferred income	989	(69)
Income taxes payable	(479)	—
Deferred rent	186	(33)

Net cash provided by (used in) operating activities	28,066	(5,300)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	51,800	—
Purchases of investments	(91,939)	—
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(1,635)	(310)

Net cash used in investing activities	(41,774)	(307)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	647	1,244
Proceeds from notes payable, net of fees	—	3,479
Repayments of notes payable	—	(1,125)

Net cash provided by financing activities	647	3,598

Net decrease in cash and cash equivalents	(13,061)	(2,009)
Cash and cash equivalents—beginning of period	58,892	10,778

Cash and cash equivalents—end of period	$45,831	$8,769

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock for note receivable from stockholder and periodic revaluation in 2004	$—	$1,849

Deferred stock-based compensation, net	$2,801	$5,683

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

The Company

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company is a leading supplier of advanced semiconductor, firmware and software solutions for the MP3 personal media player market.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission (or, SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2005.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income or losses.

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of June 30, 2005 and December 31, 2004, approximately 79.3% and 97.7%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the three-month and six-month periods ended June 30, 2005, Inventec accounted for 70.2% and 75.9%, respectively, of revenue, compared to 86.6% and 89.2%, respectively, for the comparable periods in the prior year. In connection with contracts related to shipments made to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, approximately 20.3% of the Company’s gross accounts receivable as of June 30, 2005 was concentrated with another customer, who accounted for none of the gross accounts receivable as of December 31, 2004. For the three-month and six-month periods ended June 30, 2005, this customer accounted for 21.6% and 14.3%, respectively, of revenue.

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

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of advanced semiconductor, firmware and software solutions for the MP3 personal media player market. The Company’s chief operating decision maker is the CEO.

2. Stock-Based Compensation

The Company accounts for its stock-based awards, other than restricted stock awards, to employees using the intrinsic value method in accordance with Accounting Principles Board (or, APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees, other than restricted stock awards, in accordance with Emerging Issues Task Force (or, EITF) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Restricted stock awards are recorded at their fair value, based on the closing market price of the Company’s common stock on the grant date, as a component of stockholders’ equity. The amortization of these restricted stock awards over the vesting period is then recorded as a component of stock-based compensation. Statement of Financial Accounting Standards (or, SFAS) No. 123, “Accounting for Stock-Based Compensation” requires the Company to disclose pro forma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using the fair value method of SFAS 123 rather than the intrinsic value method of APB 25. The pro forma information disclosing these components of stock-based employee compensation under SFAS 123 is as follows (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$6,333	$(880)	$14,142	$(3,291)
Add: Total stock-based employee compensation included in reported net income (loss), net of tax	353	914	707	984
Less: Fair value of stock-based employee compensation, net of tax	(1,551)	(947)	(1,999)	(1,022)

Pro forma net income (loss)	$5,135	$(913)	$12,850	$(3,329)

Earnings per share:
Basic – Reported	$0.27	$(0.64)	$0.61	$(4.32)
Pro forma	$0.22	$(0.67)	$0.55	$(4.37)
Diluted – Reported	$0.25	$(0.64)	$0.56	$(4.32)
Pro forma	$0.21	$(0.67)	$0.51	$(4.37)

The Company’s calculations of additional stock-based compensation are based on the single option valuation approach and forfeitures are recognized as they occur. The Company’s calculation of additional stock-based compensation expense was made using a Black-Scholes option-pricing model with the following assumptions:

	Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	3.87%	3.59%	3.88%	3.84%	3.18%	—	3.03%	—
Expected life	5 years	5 years	5 years	5 years	0.5 years	—	0.5 years	—
Expected volatility	71.1%	—	71.1%	—	71.1%	—	71.1%	—
Expected dividends	$—	$—	$—	$—	$—	—	$—	—

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (or, SFAS 123R), which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that the Company must adopt the new standard effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, the assumed forfeiture rate and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

During the three-month period ended June 30, 2005, the Company’s Board of Directors approved the grant of 167,001 shares of restricted stock. The Company recorded the $2.8 million value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the vesting period, typically five years. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Amortization expense for these awards for the three-month period ended June 30, 2005 was $0.1 million, and is included as a component of stock compensation expense. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

3. Net Income (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share amounts)
Numerator:
Net income (loss)	$6,333	$(880)	$14,142	$(3,291)

Denominator:
Weighted average common shares – used for basic calculation	23,258,091	1,367,515	23,203,010	762,176
Weighted average effect of dilutive securities:
Warrants	28,588	—	35,345	—
Unvested restricted stock awards	12,602	—	6,301	—
Employee stock options	1,803,770	—	1,823,596	—

Denominator for diluted calculation	25,103,051	1,367,515	25,068,252	762,176

Basic net income (loss) per share	$0.27	$(0.64)	$0.61	$(4.32)

Diluted net income (loss) per share	$0.25	$(0.64)	$0.56	$(4.32)

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including warrants, unvested restricted common stock and stock options using the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares, as calculated based on the average of the daily closing prices of the Company’s common stock for the period. For the three months ended June 30, 2005 and 2004, the number of anti-dilutive shares amounted to approximately 195,668 and 15,793,475 shares, respectively. For the six months ended June 30, 2005 and 2004, the number of anti-dilutive shares amounted to approximately 135,889 and 16,243,478 shares, respectively.

4. Balance Sheet Components (In thousands)

	June 30, 2005	December 31, 2004
Inventories:
Finished goods	$1,391	$3,535
Write-off of excess units	(341)	(1,773)

	$1,050	$1,762

Property and Equipment:
Purchased software	$3,441	$3,371
Computer equipment	1,645	1,540
Office equipment, leasehold improvements and other property and equipment	3,202	1,742

	8,288	6,653
Less: accumulated depreciation and amortization	(6,358)	(5,992)

	$1,930	$661

Accrued Liabilities:
Accrued compensation related	$2,528	$1,178
Accrued development fees	1,130	681
Reimbursements received in advance	18	379

	June 30, 2005	December 31, 2004
Accrued legal and accounting fees	694	268
Other	2,834	1,689

	$7,204	$4,195

5. Commitments and Contingencies

Litigation

The Company is subject to various claims, which arise in the course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Guarantees

Certain of the Company’s customer agreements contain infringement indemnification provisions for claims from third parties related to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5. The Company has entered into indemnification agreements with its directors and officers in which the Company has agreed to indemnify such directors and officers to the fullest extent allowable under Delaware law if any such director or officer is made a party to any action or threatened with any action as a result of such person’s service or having served as an officer, director, employee or agent of PortalPlayer, Inc. or having served, at the Company’s request, as an officer, director, employee or agent of another company. The maximum potential amount of future payments that the Company could be required to make under the indemnification agreements is unlimited; however, the Company has directors’ and officers’ liability insurance policies that, in most cases, would mitigate the potential exposure and enable the Company to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to any claims under these provisions and no amounts have been accrued in the accompanying financial statements.

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of sale or manufacture, dependent upon specific customer agreements, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The following table summarizes the activity related to the warranty reserve during the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$242	$55	$208	$30
Additions related to current period sales	26	80	71	105
Warranty costs incurred	(59)	(31)	(70)	(31)

Ending balance	$209	$104	$209	$104

Lease Commitments

In April 2005, the Company entered into a new operating lease agreement for approximately 39,000 square feet of office space in San Jose, California to serve as the Company’s corporate headquarters. The lease, which commenced on May 1, 2005, has an initial term of 65 months and the Company has an option to extend the lease for five years at fair market value. Under the agreement, the landlord will contribute to certain tenant improvements made by the Company up to an agreed-upon amount. The total amount of rental payments due over the initial lease term, net of expected landlord contribution to the tenant improvements, is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the net amount paid is charged to deferred rent, which is included in liabilities in the accompanying balance sheets. In addition to the base rent on the facilities lease, the Company will be responsible for certain costs and charges specified in the lease.

Commitments

In May 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) that replaced the loan and security agreement dated as of September 26, 2002, as modified by a loan and security agreement dated November 23, 2003 (together, the “Existing Loan Agreement”). The Existing Loan Agreement provided for loans of up to $5 million in principal amount and an equipment term loan of $2 million in principal amount. The Loan Agreement provides a revolving line of credit of up to $15 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of June 30, 2005, there were no amounts outstanding under the Existing Loan Agreement.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$6,333	$(880)	$14,142	$(3,291)
Net change in unrealized income (loss) on investments	21	—	(142)	—

Comprehensive income (loss)	$6,354	$(880)	$14,000	$(3,291)

7. Related Party Transactions

One of the Company’s suppliers, due to an equity holding in the Company, was considered a related party during the three-month and six-month periods ended June 30, 2004. This supplier is not considered a related party during the corresponding periods in the current year. The Company purchased inventory and services of $16.0 million and $32.4 million, respectively, from this supplier in the three-month and six-month periods ended June 30, 2005, compared to $3.3 million and $8.0 million, respectively for the three-month and six-month periods ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop and to sell our products, such as our PP5022 and derivatives thereof, in additional applications, produce, market and sell in volume new products such as our recently announced PP5024 flash memory-specific product, the features, benefits and availability of current and future products, geographic concentration of our revenues, customer concentration and demand, order cancellations, customer shipment logistics, the impact and availability of customer components, our customer strategy, our expected growth and headcount increases, elements of our growth strategy including sales and marketing and product development efforts and international operations, seasonality of our business, our gross margins, our revenues and sources of revenues, including timing of revenue from flash-based designs, expenses, average selling prices, inventory management and adjustments, estimates regarding our capital expenditures, anticipated capital requirements, the adequacy of our capital resources, our anticipated cash needs, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our critical accounting policies, market risk sensitive instruments, including currency fluctuations, and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “would,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive-based and high-capacity flash memory-based personal media players. Personal media players are battery-powered, portable devices to capture, store and play digital media such as audio, photos, and in the future, video. Our platform solutions are designed to enable personal media players to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated personal media players in a cost-effective manner with fast time to market. Our key customers include leading manufacturers such as Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, who manufactures products for Apple Computer Inc. and other companies. During the first quarter of 2005, we began shipping in volume to an additional customer that manufactures products for Apple.

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001, to $8.8 million in 2002, $20.9 million in 2003 and $92.6 million in 2004. We recorded revenue of $89.0 million during the six months ended June 30, 2005. We generated net income of $10.4 million in 2004, our first profitable year, and generated net income of $14.1 million during the six months ended June 30, 2005. The net income included non-cash, stock-based compensation charges of $5.8 million in 2004, and $0.9 million during the six months ended June 30, 2005. These charges are described in more detail under “Financial Operations Overview—Stock-Based Compensation.”

We have grown our employee base from six at inception to 228 people as of June 30, 2005 in five countries, with approximately one-half of our employees, primarily engineering staff, located in India. We expect that our headcount will increase further to support our expected growth.

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

Since inception, we have had one major customer, Inventec, an original design manufacturer, or ODM, based in Asia, which manufactures products for Apple and other companies. Inventec continues to be our major customer, accounting for 70.2% and 75.9%, respectively, of our revenue during the three and six months ended June 30, 2005. During the first quarter of 2005, we began shipping in volume to an additional customer that manufactures products for Apple. This additional customer represented approximately 21.6% and 14.3% of our revenue during the three and six months ended June 30, 2005.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their ODM partners. We intend to continue to focus primarily on customers that produce small form factor, high density storage-based personal media players. To date, our products have primarily been incorporated into hard disk drive-based personal media players. During March 2005 we introduced the PP5024, our first device directed specifically toward high-capacity flash memory-based personal media players. In the near term, we concurrently introduced our fifth-generation SoC, PP5022, for hard disk drive and flash memory-based MP3 players. We believe these new devices will enable us to now target a larger percentage of the digital media player market, and expect to recognize revenue from flash-based designs in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. Additionally, during the second quarter, we made investments in innovative wireless technologies that we believe will help fuel our future growth.

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

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to Asia, including Japan, accounted for approximately 99.9% and 99.9% of our revenue during the three and six months ended June 30, 2005. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

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

Critical Accounting Policies and Estimates

The process of preparing financial statements requires the use of estimates on the part of our management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. We believe that our accounting policies related to revenue recognition, inventory valuation, and stock-based compensation are considered our critical accounting policies. For a full description of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 21, 2005.

Financial Operations Overview

The following describes certain line items in our statements of operations:

Revenue

We generate revenue from sales of our platforms. The main factors that impact our revenue are unit volumes shipped and average selling prices. We have experienced quarter-over-quarter unit volume increases for the past eight quarters while we have seen average selling prices decline over time as our platforms have matured in the market. Overall, we expect average selling prices for our platforms to decline over time as products mature. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates,” as included in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 21, 2005.

Cost of Revenue

Cost of revenue consists primarily of the cost of finished goods and, to a lesser extent, certain technology license fees, personnel and occupancy associated with manufacturing support, quality assurance and internal inventory handling costs. The cost of finished goods includes the cost for fully packaged and tested semiconductors that we purchase from our manufacturing logistics partners. On occasion, cost of revenue may additionally include a component for write-offs of certain inventories based on declines in forecasted demand in future periods.

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In the three-month and six-month periods ended June 30, 2005, we recorded revenue, and accordingly, gross profit of approximately $0.4 million and $0.5 million, respectively, related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, such as prototype wafers and mask sets, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Before releasing new products, we incur charges for prototype wafers and mask set revisions, which can cause a fluctuation in research and development expense. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $35,000 and $0.1 million in the three-month and six-month periods ended June 30, 2005, respectively, compared to $0.1 million and $0.3 million, respectively, for the comparable periods in the prior year. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

Selling, general and administrative expense consists primarily of salaries, bonuses, benefits and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect selling, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel and incur other costs related to the anticipated growth of our business, our operations as a public company, including Sarbanes-Oxley compliance costs, and improvements to our information technology infrastructure.

Stock-Based Compensation

Stock-based compensation includes three components: the amortization of deferred compensation related to stock options, variable stock-based compensation and the amortization of compensation associated with restricted stock awards. Deferred compensation related to stock options results from the grant of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees. Variable stock-based compensation equals the fair value of stock options, preferred stock and warrants granted to consultants. Restricted stock compensation equals the fair value of the restricted stock awards based on the closing market price of our common stock on the grant date, which is then amortized over the vesting period for the grant.

Variable stock-based compensation results from the difference between the fair value of the stock award and the price at which the instrument can be exercised. We have recorded variable stock-based compensation related to option awards to a director and four non-employee advisory consultants, as well as a note to a stockholder, who is also a director, for consulting services. Although most of such instruments have vested or have been terminated, we expect to incur variable stock-based compensation from some of these instruments in future periods. We report stock-based compensation as a separate expense rather than including it in the functional category to which it relates, as we believe it provides a more meaningful comparison.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists mostly of interest earned on our cash and investments, offset by interest expense associated with our bank borrowings.

Provision for Income Taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using current effective rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and will recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Internal Revenue Code Sections 382 and 383.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.0	57.5	56.9	60.7

Gross margin	43.0	42.5	43.1	39.3
Operating expenses:
Research and development	17.7	24.8	16.0	25.2
Selling, general and administrative	7.8	11.1	7.2	12.6
Stock-based compensation	1.1	13.8	1.0	16.4

Total operating expenses	26.6	49.7	24.2	54.2

Operating income (loss)	16.4	(7.2)	18.9	(14.9)
Interest and other income (expense), net	2.5	(0.1)	2.3	0.1

Net income (loss) before income taxes	18.9	(7.3)	21.2	(14.8)
Provision for income taxes	4.7	—	5.3	—

Net income (loss)	14.2%	(7.3)%	15.9%	(14.8)%

Three Months Ended June 30, 2005 and 2004

Revenue. Revenue increased from $12.0 million in the three months ended June 30, 2004 to $44.6 million in the three months ended June 30, 2005, a 272% increase. This increase was primarily due to an approximately 310% increase in unit shipments of our platforms, partially offset by an approximately 10% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the hard disk drive-based personal media player market and the introduction of our PP5022 product into the market at the end of 2004. Revenue on sales to the Asia/Pacific region, including Japan, was 99.9% and 99.4% in the three months ended June 30, 2005 and 2004, respectively. Sales to two customers that individually accounted for more than 10% of our revenue in the three months ended June 30, 2005 represented 91.7% of our revenue in that period. One of these customers also accounted for 86.6% of our revenue in the three months ended June 30, 2004. Both customers manufacture products for Apple Computer Inc.

Cost of revenue and gross margin. Cost of revenue increased from $6.9 million in three months ended June 30, 2004 to $25.4 million in the three months ended June 30, 2005, a 268% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 12% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 43.0% in the three months ended June 30, 2005 and 42.5% in the three months ended June 30, 2004. We recognized revenue of approximately $0.4 million and $0.2 million, respectively, in the three months ended June 30, 2005 and 2004 on the sale of previously written-off older-generation inventory. Additionally, gross margin in the three months ended June 30, 2004 was negatively impacted by approximately $0.3 million of charges related to obsolete inventory. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, not including stock-based compensation, increased from $3.0 million in the three months ended June 30, 2004 to $7.9 million in the three months ended June 30, 2005, a 163% increase. Approximately $2.5 million of the increase was due to an increase in personnel-related expenses resulting from a 74% increase in research and development headcount at June 30, 2005 compared to June 30, 2004. In addition, approximately $2.2 million of the increase in research and development expenses was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications on our current product. We expect to continually increase our spending for the development of future product generations in the remainder of 2005, including investments in innovative wireless technologies.

Selling, general and administrative. Selling, general and administrative expense, not including stock-based compensation, increased from $1.3 million in the three months ended June 30, 2004 to $3.5 million in the three months ended June 30, 2005, a 169% increase. The increase of approximately $2.2 million was primarily due to an increase of $1.1 million in personnel-related expenses, resulting from a 57% increase in selling, general and administrative headcount at June 30, 2005 compared to June 30, 2004. Additionally, we had an increase of $0.8 million in professional services-related expenses, including accounting, legal, and Sarbanes-Oxley-related expenses. Increased costs in these areas are primarily associated with our becoming a publicly-held company since our initial public offering in November 2004.

Stock-based compensation. Stock-based compensation expense decreased from $1.7 million in the three months ended June 30, 2004 to $0.5 million in the three months ended June 30, 2005. The $1.7 million in stock compensation expense for the three months ended June 30, 2004 was comprised of $0.9 million related to the amortization of deferred stock compensation, $0.5 million related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, $0.2 million related to a common stock warrant offered to our chief executive officer in connection with a bonus award and $0.1 million related to options granted to a director in connection with his management services to us. The $0.5 million in stock compensation expense for the three months ended June 30, 2005 was comprised of $0.4 million related to the amortization of deferred stock option compensation, $0.1 million related to restricted stock awards, and $18,000 related to stock options granted to non-employee advisory consultants.

As of June 30, 2005, we had approximately $6.8 million of deferred stock compensation. Of this amount, $4.1 million relates to the grant of stock options prior to our initial public offering and will continue to be amortized on a straight-line basis through 2008. We currently expect to incur amortization related to these grants of $0.7 million in the remainder of 2005, $1.4 million in 2006 and 2007, respectively, and $0.6 million in 2008. The remaining $2.7 million of the $6.8 million balance in deferred stock compensation relates to the grants of restricted stock awards, which we will amortize over the vesting period for the grants, typically five years.

Interest and other income (expense), net. Interest and other income, net, increased from a net expense of $9,000 during the three months ended June 30, 2004 to a net income of $1.1 million during the three months ended June 30, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes. In the three months ended June 30, 2005 we recorded a provision for income taxes using an effective tax rate of 25%, or approximately $2.1 million. We did not record a provision for income tax during the three months ended June 30, 2004 as we were not profitable during that period. The provision for income taxes recorded in the three months ended June 30, 2005 differs from the amount computed by applying the statutory U.S. federal rate principally due to our utilization of net operating loss carryforwards and certain research and development related tax credits.

Six Months Ended June 30, 2005 and 2004

Revenue. Revenue increased from $22.2 million in the six months ended June 30, 2004 to $89.0 million in the six months ended June 30, 2005, a 301% increase. This increase was primarily due to an approximately 339% increase in unit shipments of our platforms, partially offset by an approximately 9% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the hard disk drive-based personal media player market and the introduction of our PP5022 product into the market at the end of 2004. Revenue on sales to the Asia/Pacific region, including Japan, was 99.9% and 99.3% in the six months ended June 30, 2005 and 2004, respectively. Sales to two customers that individually accounted for more than 10% of our revenue in the six months ended June 30, 2005 represented 90.1% of our revenue in that period. One of these customers also accounted for 89.2% of our revenue in the six months ended June 30, 2004. Both customers manufacture products for Apple Computer Inc.

Cost of revenue and gross margin. Cost of revenue increased from $13.5 million in six months ended June 30, 2004 to $50.7 million in the six months ended June 30, 2005, a 276% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 15% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 43.1% in the six months ended June 30, 2005 and 39.3% in the six months ended June 30, 2004. We recognized revenue of approximately $0.5 million and $0.2 million, respectively, in the six months ended June 30, 2005 and 2004 on the sale of previously written-off older-generation inventory. Gross margin in the six months ended June 30, 2004 was negatively impacted by approximately $0.4 million in write-off for excess and obsolete inventory, approximately $0.4 million of costs incurred to conform a product platform to the specifications of our principal customer and approximately $0.3 million to expedite manufacture of this platform to this customer. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, not including stock-based compensation, increased from $5.6 million in the six months ended June 30, 2004 to $14.3 million in the six months ended June 30, 2005, a 155% increase. Approximately $4.3 million of the increase was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications on our current product. We expect to continually increase our spending for the development of future product generations in the remainder of 2005, including investments in innovative wireless technologies. In addition, approximately $3.8 million of the increase in research and development expenses was due to an increase in personnel-related expenses, resulting from a 74% increase in research and development headcount at June 30, 2005 compared to June 30, 2004. Approximately $0.6 million of the increase in expenses may also be attributed to travel and other overhead expenses including insurance.

Selling, general and administrative. Selling, general and administrative expense, not including stock-based compensation, increased from $2.8 million in the six months ended June 30, 2004 to $6.4 million in the six months ended June 30, 2005, a 129% increase. The increase of approximately $3.6 million was primarily due to an increase of $1.7 million in personnel-related expenses, resulting from a 57% increase in selling, general and administrative headcount at June 30, 2005 compared to June 30, 2004. Additionally, we had an increase of $1.8 million in professional services-related expenses, including accounting, legal, and Sarbanes-Oxley-related expenses. Increased costs in these areas are primarily associated with our becoming a publicly-held company since our initial public offering in November 2004.

Stock-based compensation. Stock-based compensation expense decreased from $3.6 million in six months ended June 30, 2004 to $0.9 million in six months ended June 30, 2005. The $3.6 million in stock compensation expense for the six months ended June 30, 2004 was comprised of $1.5 million related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, $1.0 million related to the amortization of deferred stock option compensation, $0.7 million related to options granted to a director in connection with his management services to us, and $0.4 million related to a common stock warrant offered to our chief executive officer in connection with a bonus award. The $0.9 million in stock compensation expense for the six months ended June 30, 2005 was comprised of $0.7 million related to the amortization of deferred stock compensation, $0.1 million related to the restricted stock awards, and $0.1 million related to stock options granted to non-employee advisory consultants.

Interest and other income (expense), net. Interest and other income, net, increased from $3,000 during the six months ended June 30, 2004 to $2.0 million during the six months ended June 30, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes. In the six months ended June 30, 2005 we recorded a provision for income taxes using an effective tax rate of 25%, or approximately $4.7 million. We did not record a provision for income tax during the six months ended June 30, 2004 as the Company was not profitable during that period. The provision for income taxes recorded in the six months ended June 30, 2005 differs from the amount computed by applying the statutory U.S. federal rate principally due to our utilization of net operating loss carryforwards and certain research and development related tax credits.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2004 we generated $3.2 million of cash from our operating activities, and in the six months ended June 30, 2005 we generated $28.1 million of cash from our operating activities. Through June 30, 2005, we raised approximately $195.9 million through equity financings, which includes approximately $111.0 million, net of fees and cash paid for expenses, raised from the initial public offering of our common stock in November 2004. As of June 30, 2005, we had approximately $150.5 million in cash, cash equivalents and short-term investments. We outsource our design implementation and all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash used in operating activities was $5.3 million in the six months ended June 30, 2004, while net cash provided by operating activities was $28.1 million in the six months ended June 30, 2005. In the six months ended June 30, 2004, net cash used in operating activities resulted from our losses and the growth in accounts receivable and inventory driven by higher sales. In the six months ended June 30, 2005, net cash generated by operating activities resulted primarily from net income and the increases in accounts payable, accrued liabilities and deferred income, which more than offset the growth in accounts receivable and other current assets. The increase in accounts payable and other accrued liabilities during the six months ended June 30, 2005 was mainly due to non-recurring engineering-related expenses incurred but not paid as of the end of the period, as well as a significantly higher amount of payables due to the timing of inventory receipts and their related payments to our inventory vendors compared to the prior period.

Investing Activities

Capital expenditures were approximately $0.3 million and $1.6 million in the six months ended June 30, 2004 and 2005, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development. We anticipate an increase in our capital expenditures consistent with our anticipated growth. Net cash used in investing activities also consisted of the net purchase of $40.1 million of short-term marketable securities in the six months ended June 30, 2005, with no similar purchases in the same period last year.

Financing Activities

Net cash provided by financing activities was $3.6 million in the six months ended June 30, 2004, while net cash provided by financing activities was $0.6 million in the six months ended June 30, 2005. During the six months ended June 30, 2004, financing activities included borrowings and repayments against our bank borrowings, and the exercise of options to purchase our common stock. In the six months ended June 30, 2004, we repaid $1.1 million against our bank borrowings. In the six months ended June 30, 2005, net proceeds from the issuance of our common stock as a result of stock option exercises and employee stock purchases were $0.6 million.

As of June 30, 2005, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

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

We believe that our current cash balance and cash generated from operations, along with our available line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

As of June 30, 2005, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$2,231	$531	$1,140	$560
Unconditional Purchase Obligations (2)	$35,704	$35,249	$455	$—

Total	$37,935	$35,780	$1,595	$560

(1)	Operating leases include agreements for building facilities.
(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development. Of the unconditional purchase obligations noted above, $34.6 million relates to commitments for inventory.

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

Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 75.9% of our revenue during the six months ended June 30, 2005, and 89.3% of revenue in our fiscal year 2004. The loss of sales to Inventec would have a significant negative impact on our business. Because our sales to this customer are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with this customer. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from this customer expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate. For example, we experienced a lower than expected number of orders from Inventec in the first quarter of 2003, which contributed to a significant temporary decrease in our revenue.

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

In addition, if Inventec’s relationship with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of Inventec’s business relationship with Apple. Apple may choose to work with other manufacturers. For example, during the first quarter of 2005 we began shipping in volume to an additional customer that manufactures products for Apple. This additional customer represented 14.3% of our revenue during the six months ended June 30, 2005. The loss by Inventec or this other customer of sales to Apple could also harm our business and financial position.

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

We have incurred significant net losses since inception and, at June 30, 2005, we had an accumulated deficit of approximately $48.0 million. Although we have recently achieved profitability, we cannot be certain that we will sustain profitability in the future. To sustain profitability, we will need to generate and grow our revenue to support an increase in expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

In addition, the consumer electronics market, which is the principal end-market for our platforms, has historically been subject to intense price competition. In many cases, low-cost, high-volume producers have entered this market and driven down gross margins. If a low-cost, high-volume producer should develop products that are competitive with our platforms, our sales and gross margins may suffer.

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

We believe that nearly all of our platforms sold to Inventec are incorporated in the Apple iPod product family. As a result, our business is also affected by competition in the market for hard disk drive-based personal media players. If competing products are not based on our platform solution it could harm our business and cause our revenue to decline.

If we fail to adequately forecast demand for our platforms, we may incur product shortages or excess product inventory.

Most of our revenue is derived from customers who require us to be able to provide products in excess of existing orders on relatively short notice. If these customers do not order more of our platforms than they forecast, then we could have excess inventory if we do not have other purchasers for this inventory. In this instance, we would be required to write-off excess inventory in accordance with our inventory policy. On the other hand, if we are unable to supply platforms at the levels required by our major customer, they are entitled to seek alternative supply arrangements to meet their needs. In the event of a supply shortage, we may be unable to meet the demands of our other customers. Any of these events could harm our operating results and our business.

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

In addition to our platforms, the end products of our customers that are sold to consumers also incorporate other components outside of our control, such as hard disk drives or memory components. If our customers cannot obtain sufficient supplies of these or other components, sales of our platforms could suffer because our customers may purchase fewer platforms from us than they would have otherwise purchased. For example, small form factor hard disk drive supply was constrained during 2003 and 2004. We believe that this supply constraint may have caused our customers to purchase fewer platforms than they might otherwise have purchased, thus negatively impacting our revenue. Although we cannot estimate the impact on our revenue from these supply constraints, we believe that future supply problems with the other components of the end products of our customers, including small form factor hard disk drives, may negatively impact our business and revenue in the future. As a result, demand for our platforms depends on the availability of other components that we do not control.

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

Because we use manufacturing logistics partners who in turn use independent foundries and subcontractors to manufacture, assemble and test our semiconductors, we may face risks such as insufficient allocation of assembly and test capacity and limited control over the associated costs and semiconductor output, or yield. Damages to third-party facilities caused by natural or man-made disasters could result in the loss of production material and a disruption in the flow of material.

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

The ability of each foundry to provide us with semiconductors is limited by its available capacity. Our manufacturing logistics partners do not have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast our capacity needs. In addition, our manufacturing logistics partners do not have long-term agreements with any of these foundries and place orders on a purchase order basis. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to our manufacturing logistics partners on short notice. It is possible that foundry customers that are larger and better financed than our manufacturing logistics partners, or that have long-term agreements with these foundries, may induce these foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need for our platforms. In addition, interruptions to the wafer manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we or our manufacturing logistics partners are able to shift manufacturing to another fabrication facility. It may not be possible to obtain sufficient capacity or comparable production costs at another foundry. We might at any time decide to migrate our design methodology to a new third-party foundry which could result in increased costs, resources and development time comparable to a new product development effort. Any reduction in the supply of semiconductors for our platforms could significantly delay our ability to ship our platforms and potentially damage our relationships with existing customers.

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

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Due to the limited number of patents that we hold, we would not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 99.9% of our revenue during the six-month period ended June 30, 2005, and 99.8% of our revenue in our fiscal year 2004. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

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

To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our platforms more expensive for our international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. To date, we have not experienced any significant reductions in sales and profitability as a result of foreign currency fluctuations. However, we believe that we may have continued risks associated with such currency fluctuations in the future.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in San Jose, California. San Jose is situated on or near known earthquake fault zones. Should an earthquake or other catastrophe, such as a fire, flood, power loss, communication failure or similar event, disable our facilities, we do not have readily available alternative facilities from which to conduct our business.

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

If the personal media player does not continue to grow, our operating results will suffer.

Our platforms are designed for use in personal media players that aim to provide consumers with the ability to capture, store and play audio, photo or video content. The success of our platforms depends in part on consumers’ desire to purchase personal media players that integrate a variety of media, as well as on other companies’ willingness to design and produce personal media players and provide the necessary content. The continued growth of the personal media market will depend in part on:

•	their price;

•	the availability of downloadable content;

•	consumer demands and preferences;

•	support for a broad range of digital media compression standards; and

•	the development of digital rights management standards to enable the sophisticated protection of the intellectual property rights of others.

If the personal media player market fails to continue to grow for any reason, we may not be able to generate significant revenue from the sales of our platforms, and our financial results would suffer.

We currently sell platforms primarily for hard disk drive-based personal media players. Sales of our platforms may decline if the storage capacity of other technologies satisfies most consumers’ needs or if we are unable to successfully achieve market acceptance of platforms based on these technologies.

One of the main competitive advantages of hard disk drive-based personal media players is that they have greater storage capacity than alternative storage technologies, such as lower-capacity flash memory. Our business strategy assumes that a substantial portion of consumers will want personal media players that provide access to a very large number of songs or photos or to very memory intensive content, such as video, and as a result will demand the greater storage offered by hard disk drive-based personal media players. If consumers are unwilling to carry very large libraries of music or photos or very memory-intensive content, then demand for our platforms that are designed for hard disk drive-based media players may decrease, which would negatively affect the sales of our platforms and our revenue for those platforms accordingly. Also, advances in alternative storage technologies could result in greater storage capacities. In addition, products using alternative storage technologies, such as lower-capacity flash memory, are now, and will likely be less expensive than products using hard disk drives. Any changes in the cost or storage capacity of alternative storage technologies relative to hard disk drives may affect demand for our platforms. If the increased capacity of alternative storage technologies, such as flash memory, satisfies most customers’ needs and if we are unable to successfully achieve market acceptance of platforms based on these technologies, sales of our platforms may decline. We introduced both the PP5022 SoC and the PP5024 System-in-Package that may be used for flash applications. We cannot guarantee that the PP5024 or the PP5022, and derivatives thereof, will be accepted by customers seeking platforms for flash applications or that the PP5024 will ramp successfully to high volume commercial production in a timely manner.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We are currently developing programs to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we are experiencing increased expense and have devoted additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, we issued 16,218 shares of common stock to Silicon Valley Bank (the “Warrant Holder”), pursuant to the exercise of a warrant held by the Warrant Holder (the “Warrant”) that was granted in connection with a 2002 borrowing arrangement. The Warrant was exercisable for a total of 22,002 shares of common stock, and the exercise price of $4.55 per share was paid for by net issue exercise, in which the Warrant Holder relinquished its right to purchase 5,784 of these shares, pursuant to the terms of the Warrant. The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders on June 10, 2005, the following two proposals were voted on and approved as follows:

1. Our stockholders elected seven directors to serve until our next annual meeting of stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld
Henry T. DeNero	13,706,996	25,908
Gary Johnson	13,724,296	8,608
Richard L. Sanquini	12,967,685	765,219
T. Raj Singh	13,718,352	14,552
Shahan D. Soghikian	13,724,396	8,508
Thomas Spiegel	13,723,266	9,638
James L. Whims	13,716,877	16,027

2. Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm.

Total Votes
For	13,696,793
Against	35,047
Abstain	1,064

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
10.1	Lease between PortalPlayer, Inc. and CarrAmerica Realty Operating Partnership, L.P., effective as of April 8, 2005 and dated as of April 6, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 14, 2005).

10.2	Form of restricted stock agreement under the PortalPlayer, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2005).

10.3	Loan and Security Agreement between PortalPlayer, Inc. and Silicon Valley Bank, effective as of May 31, 2005 and dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PortalPlayer, Inc.

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Dated: August 8, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Lease between PortalPlayer, Inc. and CarrAmerica Realty Operating Partnership, L.P., effective as of April 8, 2005 and dated as of April 6, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 14, 2005).

10.2	Form of restricted stock agreement under the PortalPlayer, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2005).

10.3	Loan and Security Agreement between PortalPlayer, Inc. and Silicon Valley Bank, effective as of May 31, 2005 and dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.