Form 10-Q
period 2005-09-30
PortalPlayer, Inc.
filed 2005-11-10
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 W. Plumeria Drive San Jose, California	95134
(Address of principal executive offices, including zip code)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 21, 2005, there were 23,834,621 shares of the registrant’s Common Stock, $0.0001 par value, outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts, unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$44,716	$58,892
Short-term investments	113,242	64,708
Accounts receivable—net	40,448	20,080
Inventories—net	4,336	1,762
Prepaid expenses and other current assets	4,108	1,872

Total current assets	206,850	147,314
Property and equipment—net	2,394	661
Other assets	661	521

Total assets	$209,905	$148,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$20,240	$1,290
Accrued liabilities	9,631	4,195
Deferred income	10,919	4,024
Deferred rent	10	55
Income taxes payable	538	479

Total current liabilities	41,338	10,043

Deferred rent, long-term	311	5

Total liabilities	41,649	10,048
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.0001 par value—250,000,000 shares authorized; issued and outstanding: 23,801,237 shares and 23,091,660 shares at September 30, 2005 and December 31, 2004, respectively	213,554	205,468
Deferred stock-based compensation	(7,307)	(4,799)
Accumulated other comprehensive loss	(224)	(37)
Accumulated deficit	(37,767)	(62,184)

Total stockholders’ equity	168,256	138,448

Total liabilities and stockholders’ equity	$209,905	$148,496

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$57,906	$25,608	$146,941	$47,839
Cost of revenue	31,586	14,933	82,279	28,436

Gross profit	26,320	10,675	64,662	19,403

Operating expenses:
Research and development (1)	9,237	3,902	23,488	9,496
Selling, general and administrative (1)	3,999	2,019	10,407	4,810
Stock-based compensation	699	1,425	1,553	5,062

Total operating expenses	13,935	7,346	35,448	19,368

Operating income	12,385	3,329	29,214	35
Interest income, net	1,321	87	3,338	122
Other income (expense), net	(6)	(84)	4	(116)

Income before income taxes	13,700	3,332	32,556	41
Provision for income taxes	3,425	172	8,139	172

Net income (loss)	$10,275	$3,160	$24,417	$(131)

Basic net income (loss) per share	$0.44	$1.06	$1.05	$(0.09)

Diluted net income (loss) per share	$0.40	$0.18	$0.97	$(0.09)

Shares used in computing basic net income (loss) per share	23,490,605	2,988,052	23,298,874	1,504,112

Shares used in computing diluted net income (loss) per share	25,540,961	17,395,149	25,225,820	1,504,112

(1) Amounts exclude stock-based compensation, as follows:

Research and development	$349	$191	$804	$283
Selling, general and administrative	350	1,234	749	4,779

	699	1,425	1,553	5,062

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$24,417	$(131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	602	628
Loss on disposal of property	—	(3)
Amortization of discounts and premiums on investments, net	31	—
Non-cash stock-based compensation	1,553	5,062
Accrued interest on note receivable from stockholder	—	(25)
Amortization of debt discount	—	32
Income tax benefit from stock options	2,829	12
Changes in assets and liabilities:
Accounts receivable	(20,368)	(19,818)
Inventories	(2,574)	(3,628)
Prepaid expenses and other current assets	(2,236)	8
Other assets	(140)	10
Accounts payable	18,796	6,510
Accrued liabilities	5,329	4,288
Deferred income	6,895	4,837
Income taxes payable	59	—
Deferred rent	261	(57)

Net cash provided by (used in) operating activities	35,454	(2,275)

Cash flows from investing activities:
Proceeds from sales or maturities of investments	81,180	—
Purchases of investments	(129,932)	—
Proceeds from sale of property and equipment	—	3
Purchases of property and equipment	(2,138)	(376)

Net cash used in investing activities	(50,890)	(373)

Cash flows from financing activities:
Stock issuance costs adjustment	—	(32)
Prepaid expenses related to initial public offering	—	(1,898)
Proceeds from issuance of stock, net of issuance costs	1,260	1,294
Payments for consulting services from stockholder	—	(1,568)
Collections on note receivable from stockholder	—	1,557
Proceeds from notes payable, net of fees	—	3,479
Repayments of notes payable	—	(3,229)

Net cash provided by (used in) financing activities	1,260	(397)

Net decrease in cash and cash equivalents	(14,176)	(3,045)
Cash and cash equivalents—beginning of period	58,892	10,778

Cash and cash equivalents—end of period	$44,716	$7,733

Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred stock for note receivable from stockholder and periodic revaluation in 2004	$—	$1,978

Deferred stock-based compensation, net	$3,894	$6,308

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

The Company

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company is a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive and flash memory-based personal media players.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2005.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income or losses.

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of September 30, 2005 and December 31, 2004, approximately 41.4% and 97.7%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the three-month and nine-month periods ended September 30, 2005, Inventec accounted for 41.1% and 62.2%, respectively, of revenue, compared to 95.4% and 92.5%, respectively, for the comparable periods in the prior year. In connection with contracts related to shipments made to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, approximately 51.0% of the Company’s gross accounts receivable as of September 30, 2005 was concentrated with another customer, who accounted for none of the gross accounts receivable as of December 31, 2004. For the three-month and nine-month periods ended September 30, 2005, this customer accounted for 52.9% and 29.5%, respectively, of revenue.

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

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of advanced semiconductor, firmware and software solutions for manufacturers of feature-rich, hard disk drive and flash memory-based personal media players. The Company’s chief operating decision maker is the CEO.

2. Stock-Based Compensation

The Company accounts for its stock-based awards, other than restricted stock awards, to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees, other than restricted stock awards, in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Restricted stock awards are recorded at their fair value, based on the closing market price of the Company’s common stock on the grant date, as a component of stockholders’ equity. The amortization of these restricted stock awards over the vesting period is then recorded as a component of stock-based compensation. Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” requires the Company to disclose pro forma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using the fair value method of SFAS 123 rather than the intrinsic value method of APB 25. The pro forma information disclosing these components of stock-based employee compensation under SFAS 123 is as follows (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$10,275	$3,160	$24,417	$(131)
Add: Total stock-based employee compensation included in reported net income (loss), net of tax	422	336	1,130	1,319
Less: Fair value of stock-based employee compensation, net of tax	(1,233)	(367)	(3,227)	(1,389)

Pro forma net income (loss)	$9,464	$3,129	$22,320	$(201)

Earnings per share:
Basic – Reported	$0.44	$1.06	$1.05	$(0.09)
Pro forma	$0.40	$1.05	$0.96	$(0.13)
Diluted – Reported	$0.40	$0.18	$0.97	$(0.09)
Pro forma	$0.38	$0.18	$0.89	$(0.13)

The Company’s calculations of additional stock-based compensation are based on the single option valuation approach and forfeitures are recognized as they occur. The Company’s calculation of additional stock-based compensation expense was made using a Black-Scholes option-pricing model with the following assumptions:

	Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	4.04%	3.59%	3.93%	3.40%	3.70%	—	3.25%	—
Expected life	5 years	5 years	5 years	5 years	0.5 years	—	0.5 years	—
Expected volatility	71.1%	—	71.1%	—	71.1%	—	71.1%	—
Expected dividends	$—	$—	$—	$—	$—	—	$—	—

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that the Company must adopt the new standard effective January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, the assumed forfeiture rate and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In the three-month and nine-month periods ended September 30, 2005, the Company had net issuances of 44,887 and 211,888 shares of restricted stock, respectively. The Company recorded the $4.0 million value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the vesting period, typically five years. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Amortization expenses for these awards, net of cancellations, for the three-month and nine-month periods ended September 30, 2005 were $0.2 million and $0.3 million, and are included as a component of stock compensation expense.

3. Net Income (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share amounts)
Numerator:
Net income (loss)	$10,275	$3,160	$24,417	$(131)

Denominator:
Weighted average common shares – used for basic calculation	23,490,605	2,988,052	23,298,874	1,504,112
Weighted average effect of dilutive securities:
Redeemable convertible preferred stock (assuming conversion to common shares)	—	12,854,231	—	—
Warrants	25,382	12,869	32,024	—
Unvested restricted stock awards	50,452	—	21,018	—
Employee stock options	1,974,522	1,539,997	1,873,904	—

Denominator for diluted calculation	25,540,961	17,395,149	25,225,820	1,504,112

Basic net income (loss) per share	$0.44	$1.06	$1.05	$(0.09)

Diluted net income (loss) per share	$0.40	$0.18	$0.97	$(0.09)

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including warrants, unvested restricted common stock and stock options using the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares, as calculated based on the average of the daily closing prices of the Company’s common stock for the period. The following outstanding convertible preferred stock and warrants, common stock warrants, common stock options, and employee stock options were excluded from the computation of diluted net income (loss) per share for the three-month and nine-month periods ended September 30, 2005 and 2004 as they had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock (assuming conversion to common shares)	—	—	—	12,854,231
Redeemable convertible preferred stock warrants (assuming conversion to common shares)	—	—	—	22,756
Common stock warrants	—	—	—	557
Unvested restricted stock awards	12,330	—	6,082	—
Stock options	130,158	191,880	172,363	2,275,051

4. Balance Sheet Components (In thousands)

	September 30, 2005	December 31, 2004
Inventories:
Finished goods	$4,634	$3,535
Write-off of excess units	(298)	(1,773)

	$4,336	$1,762

Property and Equipment:
Purchased software	$3,759	$3,371
Computer equipment	1,654	1,540
Office equipment, leasehold improvements and other property and equipment	3,575	1,742

	8,988	6,653
Less: accumulated depreciation and amortization	(6,594)	(5,992)

	$2,394	$661

Accrued Liabilities:
Accrued compensation related	$4,335	$1,178
Accrued development fees	2,116	681
Reimbursements received in advance	—	379
Accrued legal and accounting fees	493	268
Other	2,687	1,689

	$9,631	$4,195

5. Commitments and Contingencies

Litigation

The Company is subject to various claims, which arise in the course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Guarantees

Certain of the Company’s customer agreements contain infringement indemnification provisions for claims from third parties related to the Company’s intellectual property. These indemnification provisions are accounted for in accordance with SFAS No. 5. The Company has entered into indemnification agreements with certain of its directors and officers in which the Company has agreed to indemnify such directors and officers to the fullest extent allowable under Delaware law if any such director or officer is made a party to any action or threatened with any action as a result of such person’s service or having served as an officer, director, employee or agent of PortalPlayer, Inc. or having served, at the Company’s request, as an officer, director, employee or agent of another company. The maximum potential amount of future payments that the Company could be required to make under the indemnification agreements is unlimited; however, the Company has directors’ and officers’ liability insurance policies that, in most cases, would mitigate the potential exposure and enable the Company to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to any claims under these provisions and no amounts have been accrued in the accompanying financial statements.

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of sale or manufacture, dependent upon specific customer agreements, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. The following table summarizes the activity related to the warranty reserve in the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$209	$104	$208	$30
Additions related to current period sales	67	49	138	154
Warranty costs incurred	(35)	(28)	(105)	(59)

Ending balance	$241	$125	$241	$125

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

Commitments

In May 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) that replaced the loan and security agreement dated as of September 26, 2002, as modified by a loan and security agreement dated November 23, 2003 (together, the “Existing Loan Agreement”). The Existing Loan Agreement provided for loans of up to $5 million in principal amount and an equipment term loan of $2 million in principal amount. The Loan Agreement provides a revolving line of credit of up to $15 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of September 30, 2005, there were no amounts outstanding under the Loan Agreement.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$10,275	$3,160	$24,417	$(131)
Net change in unrealized loss on investments	(45)	—	(187)	—

Comprehensive income (loss)	$10,230	$3,160	$24,230	$(131)

7. Related Party Transactions

One of the Company’s suppliers, due to an equity holding in the Company, was considered a related party during the three-month and nine-month periods ended September 30, 2004. This supplier is not considered a related party during the corresponding periods in the current year. The Company purchased inventory and services of $36.2 million and $68.5 million, respectively, from this supplier in the three-month and nine-month periods ended September 30, 2005, compared to $0.5 million and $8.5 million, respectively for the three-month and nine-month periods ended September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate and intend to operate, including market growth, competition and consumer preferences, our plans for future platforms and products and for enhancements of existing platforms, our ability to develop and to sell our platforms and products, such as our PP5022/5021, in additional applications, produce, market and sell in volume new products, the features, benefits and availability of current and future platforms and products, geographic concentration of our revenues, our ability to attract and retain customers, customer concentration and demand, order cancellations, customer shipment logistics, the impact and availability of customer components, our customer strategy, our reliance on third parties and our ability to maintain supplier relationships and manage supply, our expected growth and headcount increases, elements of our growth strategy and plans for growth, including investments and acquisitions, sales and marketing and product development efforts and international operations, seasonality of our business, our gross margins, our revenues and sources of revenues, expenses, realization of tax benefits, sales and operations, average selling prices, inventory management and adjustments, estimates regarding our capital expenditures, anticipated cash needs and estimates regarding capital requirements, the adequacy of our capital resources, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our critical accounting policies, the impact of accounting pronouncements, market risk sensitive instruments, including currency fluctuations, fluctuations in our stock price and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “would,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich, hard disk drive and flash memory-based personal media players. Personal media players are battery-powered, portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated personal media players in a cost-effective manner with fast time to market. Our key customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer Inc. and other companies. In 2002, 2003, 2004 and the nine months ended September 30, 2005, Inventec accounted for 88.4%, 84.6%, 89.3% and 62.2% of our revenue, respectively. During the first quarter of 2005, we began shipping in volume to Hon Hai, an additional customer that manufactures products for Apple. Hon Hai accounted for 29.5% of our revenue in the nine months ended September 30, 2005. Our platforms sold to our customers from whom we have derived at least $200,000 in revenue since January 1, 2003 are also included in products branded by Aiwa, Bang & Olufsen, Gateway, iRiver, Medion, MiTAC, NEC, Olympus, Philips, RCA, Rio, Roland, Samsung, Sirius, Tatung and Virgin Electronics.

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001 to $92.6 million in 2004 and $146.9 million during the nine months ended September 30, 2005. We generated net income of $10.4 million in 2004, our first profitable year, and generated net income of $24.4 million during the nine months ended September 30, 2005. The net income included non-cash, stock-based compensation charges of $5.8 million in 2004, and $1.6 million during the nine months ended September 30, 2005. These charges are described in more detail under “Financial Operations Overview—Stock-Based Compensation.”

We have grown our employee base from six at inception to 250 people as of September 30, 2005 in five countries, with approximately one-half of our employees, primarily engineering staff, located in India. We expect that our headcount will increase further to support our expected growth.

Due to a worldwide unfavorable economic environment, including the economic downturn in the United States in 2002 and 2003, consumer demand for feature-rich personal media players did not materialize as we expected during that time. During that period, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. We expect that if and when similar unfavorable economic conditions occur, it could have a similar effect on demand for semiconductor and consumer electronics products in the future and for demand for our platforms, which may harm our business.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their original design manufacturer, or ODM, partners. Historically, our products were only incorporated into hard disk drive-based personal media players. However, during the nine months ended September 30, 2005, we introduced the PP5022/5021 and the PP5024. The PP5022/5021, our fifth generation SoC, is designed for use in both hard disk drive and flash-based personal media players, and the PP5024 is a flash-specific product. These new platforms have enabled us to target a larger percentage of the personal media player market, and we began recognizing revenue from flash-based platforms in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. We intend to continue to focus primarily on customers that produce small form factor, feature-rich personal media players and to leverage our personal media player capabilities to address adjacent market opportunities. Additionally, during 2005, we made investments in innovative wireless technologies that we believe will contribute to our future growth. For example, our products have recently been designed into personal media players that utilize satellite radio capabilities.

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

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to Asia, including Japan, accounted for approximately 99.1% and 98.6% of our revenue during 2004 and the nine months ended September 30, 2005, respectively. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

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

Our internal forecasting and planning is based in part on customer forecasts we receive. As we are operating in a relatively new industry segment, availability of current market forecasts for feature-rich personal media players is limited. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

We outsource to independent third parties the implementation of certain design aspects of our SoCs and all of our manufacturing logistics, including the manufacturing, test, packaging, warehousing and shipping of our SoCs. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. We also have a logistics warehouse in Hong Kong, which is managed by a local third party, from which location we expect the majority of future shipments to our customers to continue to be made. In the future we may begin to perform internally some of the services that our third-party service providers currently perform for us.

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

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In 2004 and the nine months ended September 30, 2005, we recorded revenue, and accordingly, gross profit of approximately $0.3 million and $0.6 million, respectively, related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, such as prototype wafers and mask sets, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Before releasing new products, we incur charges for prototype wafers and mask set revisions, which can cause a fluctuation in research and development expense. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $0.2 million and $0.4 million in the nine months ended September 30, 2005 and 2004, respectively. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

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

Stock-Based Compensation

Stock-based compensation includes three components: the amortization of deferred compensation related to stock options, variable stock-based compensation and the amortization of compensation associated with restricted stock awards. Deferred compensation related to stock options results from the grant of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees. Variable stock-based compensation equals the fair value of stock options, preferred stock and warrants granted to consultants and certain employees. Restricted stock compensation equals the fair value of the restricted stock awards based on the closing market price of our common stock on the grant date, which is then amortized over the vesting period for the grant.

Variable stock-based compensation results from the difference between the fair value of the stock award and the price at which the instrument can be exercised. We have recorded variable stock-based compensation related to option awards to a director, four non-employee advisory consultants and certain employees, as well as a note to a stockholder, who was also a director until July 2005, for consulting services. In July 2005, this stockholder resigned from our board of directors. Although most of such instruments have vested or have been terminated, we expect to incur variable stock-based compensation from some of these instruments in future periods. We report stock-based compensation as a separate expense rather than including it in the functional category to which it relates, as we believe it provides a more meaningful comparison.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 123, (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS 123R such that we must adopt the new standard effective January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, the assumed forfeiture rate and the transition method to be used at the date of adoption. SFAS 123R is described in more detail under “Critical Accounting Policies and Estimates.”

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists mostly of interest earned on our cash and investments, offset by interest expense associated with our bank borrowings.

Provision for Income Taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using current effective rates. Further, deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and will recognize a benefit if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and recognize a liability when we believe that it is probable that a liability exists. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Internal Revenue Code Sections 382 and 383.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock option valuation, which impacts the disclosure and recognition of stock-based compensation; and (d) income taxes, which impacts the disclosure and recording of income tax valuation and expense. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory on-hand and inventory for which we have placed non-cancelable orders for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In 2004 and the nine months ended September 30, 2005, we sold inventory that had been previously written-off due to changes in customer demand for older generations of SoC. In 2004 and the nine months ended September 30, 2005, we recorded revenue, and accordingly, gross profit of $0.3 million and $0.6 million, respectively, related to the sale of this inventory.

Stock-Based Compensation

We have elected to follow the intrinsic value-based method prescribed by APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares issuable under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS 123, which requires that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 1 of our consolidated financial statements, consisting of the expected life of the option, risk-free interest rate, volatility and dividend yield.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

During the nine months ended September 30, 2005, our board of directors approved the grant of shares of restricted stock. We recorded the value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the vesting period, typically five years. The value of the restricted stock awards was based on the closing market price of our common stock on the date of grant. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including the tax effects attributable to net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We believe sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required. Under certain conditions related to our future profitability and other business factors, we believe it is possible that our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of our net operating losses and other deferred tax assets and that such a conclusion may be reached as early as the fourth quarter of 2005. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we would reverse some or all of our deferred tax asset valuation allowance into income as a reduction of tax expense. The portion of the valuation allowance reversal that relates to net operating losses associated with stock option transactions would be taken as a credit to stockholders’ equity. Thereafter, we would expect to record income tax expense at a higher rate.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.5	58.3	56.0	59.4

Gross margin	45.5	41.7	44.0	40.6
Operating expenses:
Research and development	16.0	15.2	16.0	19.8
Selling, general and administrative	6.9	7.9	7.1	10.1
Stock-based compensation	1.2	5.6	1.1	10.6

Total operating expenses	24.1	28.7	24.2	40.5

Operating income (loss)	21.4	13.0	19.8	0.1
Interest and other income (expense), net	2.3	—	2.3	—

Net income (loss) before income taxes	23.7	13.0	22.1	0.1
Provision for income taxes	5.9	0.7	5.5	0.4

Net income (loss)	17.8%	12.3%	16.6%	(0.3)%

Three Months Ended September 30, 2005 and 2004

Revenue. Revenue increased to $57.9 million in the three months ended September 30, 2005 from $25.6 million in the three months ended September 30, 2004, a 126% increase. This increase was primarily due to an approximately 172% increase in unit shipments of our platforms, partially offset by an approximately 17% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell newer products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market. During the three months ended September 30, 2005, we again saw a shift in favor of our largest customer in this market, particularly as a consequence of the introduction of a new flash memory-based product. Our PP5022 product family, which was introduced into the market in 2005, is incorporated into the new flash memory-based product. Revenue on sales to the Asia/Pacific region, including Japan, was 99.9% and 99.5% in the three months ended September 30, 2005 and 2004, respectively. Sales to Inventec and Hon Hai in the three months ended September 30, 2005 represented 94.0% of our revenue in that period. Inventec also accounted for 95.4% of our revenue in the three months ended September 30, 2004. Both Inventec and Hon Hai manufacture products for Apple Computer Inc.

Cost of revenue and gross margin. Cost of revenue increased to $31.6 million in the three months ended September 30, 2005 from $14.9 million in the three months ended September 30, 2004, a 112% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 23% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 45.5% in the three months ended September 30, 2005 and 41.7% in the three months ended September 30, 2004. We recognized revenue of approximately $0.1 million and $4,000 in the three months ended September 30, 2005 and 2004, respectively, on the sale of previously written-off older-generation inventory. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, not including stock-based compensation, increased to $9.2 million in the three months ended September 30, 2005 from $3.9 million in the three months ended September 30, 2004, a 136% increase. Approximately $2.0 million of the increase was due to an increase in personnel-related expenses resulting from a 58% increase in research and development headcount at September 30, 2005 compared to September 30, 2004. In addition, approximately $2.8 million of the increase in research and development expenses was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product. We expect to continually increase our spending for the development of future product generations in the remainder of 2005, including investments in innovative wireless technologies.

Selling, general and administrative. Selling, general and administrative expense, not including stock-based compensation, increased to $4.0 million in the three months ended September 30, 2005 from $2.0 million in the three months ended September 30, 2004, a 100% increase. The increase was primarily due to an increase of $1.2 million in personnel-related expenses, resulting from a 61% increase in selling, general and administrative headcount at September 30, 2005 compared to September 30, 2004. Additionally, we had an increase of $0.5 million in professional services-related expenses, including accounting, legal, and Sarbanes-Oxley-related expenses. Increased costs in these areas are primarily associated with our becoming a publicly-held company in November 2004.

Stock-based compensation. Stock-based compensation expense decreased to $0.7 million in the three months ended September 30, 2005 from $1.4 million in the three months ended September 30, 2004. Stock-based compensation expense for the three months ended September 30, 2005 was comprised of $0.4 million related to the amortization of deferred stock option compensation, $0.2 million related to restricted stock awards, and $0.1 million related to stock options granted to non-employee advisory consultants and certain employees. Stock-based compensation expense for the three months ended September 30, 2004 was comprised of $1.0 million related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, $0.3 million related to the amortization of deferred stock compensation and $0.1 million related to options granted to a director in connection with his management services to us.

As of September 30, 2005, we had approximately $7.3 million of deferred stock compensation. Of this amount, $3.7 million relates to the grant of stock options prior to our initial public offering and will continue to be amortized on a straight-line basis through 2008. We currently expect to incur amortization related to these grants of $0.3 million in the remainder of 2005, $1.4 million in 2006 and 2007, respectively, and $0.6 million in 2008. The remaining $3.6 million of the $7.3 million balance in deferred stock compensation relates to the grants of restricted stock awards, which we will amortize over the vesting period for the grants, typically five years.

Interest and other income (expense), net. Interest and other income, net, increased to $1.3 million in the three months ended September 30, 2005 from $3,000 in the three months ended September 30, 2004. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes. Our provision for income taxes increased to $3.4 million in the three months ended September 30, 2005 from $0.2 million in the three months ended September 30, 2004. The tax provision for the three month period ended September 30, 2005 is the result of applying an annualized effective tax rate of 25.0%. We recorded a tax provision in the same period of the prior year which represented an annualized effective tax rate of 4.4%. As the period ended September 30, 2004 was the first period wherein we recorded net income, we were able to utilize significantly more of our carryforward losses in the same period last year compared to the current period due to certain limitations on our losses from previous ownership changes.

Nine Months Ended September 30, 2005 and 2004

Revenue. Revenue increased to $146.9 million in the nine months ended September 30, 2005 from $47.8 million in the nine months ended September 30, 2004, a 207% increase. This increase was primarily due to an approximately 250% increase in unit shipments of our platforms, partially offset by an approximately 12% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market and the introduction of our PP5022 product family into the market in 2005, with increased sales in the third quarter as our PP5022 product family was incorporated into a new flash memory-based product. The third quarter of 2005 was the first full quarter wherein we recognized revenue related to products shipped into flash memory-based products. Additionally, we saw an increase in market share for our primary customer, particularly as a consequence of the introduction of a new flash memory-based product. Revenue on sales to the Asia/Pacific region, including Japan, was 98.6% and 99.4% in the nine months ended September 30, 2005 and 2004, respectively. Sales to Inventec and Hon Hai in the nine months ended September 30, 2005 represented 91.7% of our revenue in that period. Inventec also accounted for 92.5% of our revenue in the nine months ended September 30, 2004. Both Inventec and Hon Hai manufacture products for Apple Computer Inc.

Cost of revenue and gross margin. Cost of revenue increased to $82.3 million in the nine months ended September 30, 2005 from $28.4 million in the nine months ended September 30, 2004, a 190% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 18% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 44.0% in the nine months ended September 30, 2005 and 40.6% in the nine months ended September 30, 2004. We recognized revenue of approximately $0.6 million and $0.2 million, respectively, in the nine months ended September 30, 2005 and 2004 on the sale of previously written-off older-generation inventory. Gross margin in the nine months ended September 30, 2004 was negatively impacted by approximately $0.4 million of charges related to excess and obsolete inventory, approximately $0.4 million of costs incurred to conform a product platform to the specifications of our principal customer and approximately $0.3 million to expedite manufacturing of this platform for this customer. We had no similar charges in the nine months ended September 30, 2005. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, not including stock-based compensation, increased to $23.5 million in the nine months ended September 30, 2005 from $9.5 million in the nine months ended September 30, 2004, a 147% increase. Approximately $6.8 million of the increase was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product. In addition, approximately $5.9 million of the increase in research and development expenses was due to an increase in personnel-related expenses, resulting from a 58% increase in research and development headcount at September 30, 2005 compared to September 30, 2004. We expect to continually increase our spending for the development of future product generations in the remainder of 2005, including investments in innovative wireless technologies.

Selling, general and administrative. Selling, general and administrative expense, not including stock-based compensation, increased to $10.4 million in the nine months ended September 30, 2005 from $4.8 million in the nine months ended September 30, 2004, a 117% increase. The increase of approximately $5.6 million was primarily due to an increase of $2.9 million in personnel-related expenses, resulting from a 61% increase in selling, general and administrative headcount at September 30, 2005 compared to September 30, 2004. Additionally, we had an increase of $1.7 million in professional services-related expenses, including accounting, legal, and Sarbanes-Oxley-related expenses. Increased costs in these areas are primarily associated with our becoming a publicly-held company in November 2004. We expect to continually increase our selling, general and administrative expenses as we grow our business.

Stock-based compensation. Stock-based compensation expense decreased to $1.6 million in the nine months ended September 30, 2005 from $5.1 million in the nine months ended September 30, 2004. Stock-based compensation expense for the nine months ended September 30, 2005 was comprised of $1.1 million related to the amortization of deferred stock compensation, $0.3 million related to restricted stock awards, and $0.2 million related to variable compensation for stock options granted to non-employee advisory consultants and certain employees. Stock-based compensation expense for the nine months ended September 30, 2004 was primarily comprised of $2.6 million related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, $1.3 million related to the amortization of deferred stock option compensation, $0.8 million related to options granted to a director in connection with his management services to us, and $0.3 million related to a common stock warrant offered to our chief executive officer in connection with a bonus award.

Interest and other income (expense), net. Interest and other income, net, increased to $3.3 million during the nine months ended September 30, 2005 from $6,000 during the nine months ended September 30, 2004. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes. Our provision for income taxes increased to approximately $8.1 million in the nine months ended September 30, 2005 from $0.2 million in the nine months ended September 30, 2004. The tax provision for the nine month period ended September 30, 2005 is the result of applying an annualized effective tax rate of 25.0%. We recorded a tax provision in the same period of the prior year which represented an annualized effective tax rate of 4.4%. The provision for income taxes recorded in the nine months ended September 30, 2005 differs from the amount computed by applying the statutory U.S. federal rate principally due to our utilization of net operating loss carryforwards and certain research and development related tax credits. As the period ended September 30, 2004 was the first period wherein we recorded net income, we were able to utilize significantly more of our carryforward losses in the same period last year compared to the current period due to certain limitations on our losses from previous ownership changes.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2004 we generated $3.2 million of cash from our operating activities, and in the nine months ended September 30, 2005 we generated $35.5 million of cash from our operating activities. Through September 30, 2005, we raised approximately $197.2 million through equity financings and, to a lesser extent, the exercise of stock options, which includes approximately $111.0 million, net of fees and cash paid for expenses, raised from the initial public offering of our common stock in November 2004. As of September 30, 2005, we had approximately $158.0 million in cash, cash equivalents and short-term investments. We outsource our design implementation and all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash provided by operating activities was $35.5 million in the nine months ended September 30, 2005, while net cash used in operating activities was $2.3 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, net cash generated by operating activities resulted primarily from net income of $24.4 million as well as the increases in accounts payable, deferred income and accrued liabilities, which more than offset the growth in accounts receivable, inventory and other current assets. The increase in accounts payable was due to an increased volume of inventory receipts and the related payments to our inventory vendors compared to the prior period. In the nine months ended September 30, 2004, net cash used in operating activities resulted from our loss of $0.1 million and the growth in accounts receivable and inventory, both driven by higher sales. These factors were partly offset by increases in accounts payable, accrued liabilities and deferred income.

Investing Activities

Capital expenditures were approximately $2.1 million and $0.4 million in the nine months ended September 30, 2005 and 2004, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with our anticipated growth. Net cash used in investing activities also consisted of the net purchase of $48.8 million of short-term marketable securities in the nine months ended September 30, 2005, with no similar purchases in the same period last year.

Financing Activities

Net cash provided by financing activities was $1.3 million in the nine months ended September 30, 2005, while net cash used in financing activities was $0.4 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, net proceeds from the issuance of our common stock as a result of stock option exercises and employee stock purchases were $1.3 million. In the nine months ended September 30, 2004, we received $1.3 million from the issuance and sale of vested shares of common stock pursuant to the exercise of stock options and received $3.5 million from, and repaid $3.2 million against, our bank borrowings. We also had prepaid expenses related to our initial public offering of $1.9 million.

As of September 30, 2005, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

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

Contractual Obligations

As of September 30, 2005, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$2,145	$532	$1,165	$448
Unconditional Purchase Obligations (2)	$45,624	$45,183	$441	$—

Total	$47,769	$45,715	$1,606	$448

(1)	Operating leases include agreements for building facilities.
(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development. Of the unconditional purchase obligations noted above, $44.7 million relates to commitments for inventory.

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

Risks Related to Our Business

We currently depend on two customers for substantially all of our revenue and the loss of, or a significant reduction in, orders from either of these customers would significantly reduce our revenue and adversely impact our operating results.

Two customers account for substantially all of our revenue. Inventec Appliances (Shanghai) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 62.2% of our revenue in the nine months ended September 30, 2005, and 89.3% of our revenue in 2004. In addition, during the first quarter of 2005 we began shipping in volume to Hon Hai Precision Industry Co., Ltd., or Hon Hai, which accounted for 29.5% of our revenue in the nine months ended September 30, 2005. The loss of sales to either of these customers would have a significant negative impact on our business. Because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these customers expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate. For example, we experienced a lower than expected number of orders from Inventec in the first quarter of 2003, which contributed to a significant temporary decrease in our revenue.

We believe that nearly all of our platforms sold to these customers are incorporated into various models within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod product family, our success depends on Apple’s continued success with these products.

In addition, if either of these customers’ relationships with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of either of these customers’ business relationships with Apple. Apple may choose to work with other manufacturers. The loss by either of these customers of sales to Apple could also harm our business and financial position.

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

We have one product family, which currently consists of platforms primarily for feature-rich personal media players. Our platforms consist of a system-on-chip, firmware and software. We currently derive, and expect to continue to derive in the near term, all of our revenue from sales of our platforms. Continued market acceptance of our platforms is critical to our future success. Because we have only one product family, we do not have alternate sources of revenue if sales of our platforms decline.

We do not expect to sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We have experienced significant growth in a short period of time. For example, our revenue has increased from $1.9 million in 2001 to $92.6 million in 2004 and to $146.9 million for the nine months ended September 30, 2005. We will likely not achieve similar revenue growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer.

Our recent expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We continue to hire a significant number of additional employees to support an increase in research and development as well as increase our sales and marketing efforts. To continue to successfully manage our growth, we believe we must effectively continue to:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	enhance our customer resource management and manufacturing management systems;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities and organizational structure; and

•	manage multiple relationships with our customers, distributors, suppliers and other third parties.

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

The consumer electronics market is characterized by rapidly changing technology. This requires us to continuously develop new platforms or other products and enhancements for existing platforms to keep pace with evolving industry standards and rapidly changing customer requirements. For example, although our platforms historically were used only in hard disk drive-based personal media players, in 2005 we developed and began providing specialized platforms for flash memory-based applications. In addition, our products have recently been designed into personal media players that utilize satellite radio capabilities. These personal media players were recently introduced but are not yet shipping. However, if personal media player capabilities are adopted by adjacent markets such as wireless and mobile phones, we may need to develop platforms that can operate with these devices. We may not have the technological capabilities to develop, or the financial resources necessary to fund, these future innovations. Even if we are able to develop future innovations, if our future innovations produce technology that is behind that of our competitors, we may lose customers. Similarly, if our future innovations are ahead of the then-current technological standards in our industry, customers may be unwilling to purchase our platforms until the consumer electronics market is ready to accept them. If we are unable to successfully define, develop and introduce competitive new platforms or other products and enhance existing platforms, we may not be able to compete successfully. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

Development of new platforms and products may also require us to obtain rights to use intellectual property that we currently do not have. If we are unable to obtain or license the necessary intellectual property on reasonable terms or at all, our product development may be delayed and the gross margins on our planned products may be less than anticipated, and our business and results of operations would be negatively affected.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations or our guidance. This would likely cause the market price of our common stock to decline. Our quarterly operating results are affected by a number of factors, including:

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	the timing of new product announcements or introductions by us, by Apple or by our competitors;

•	decreases in the overall average selling prices of our platforms;

•	changes in the relative sales mix of our platforms;

•	changes in our cost of finished goods;

•	the availability, pricing and timeliness of delivery of other components, such as hard disk drives or flash memory chips, used in our customers’ products;

•	our customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions;

•	unplanned additional expenses such as mask set revisions;

•	our effective tax rate and the use of available tax carryforwards;

•	product obsolescence and our ability to manage product transitions;

•	our ability to successfully develop, introduce and sell new or enhanced platforms in a timely manner; and

•	fluctuations in the stock markets generally.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. As we are operating in a relatively new industry segment, we have limited historical financial data from which to predict future sales for our platforms. As a result, it is difficult for us to forecast our future revenue and budget our operating expenses accordingly. Our operating results would be adversely affected to the extent customer orders are cancelled or rescheduled. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We have only recently achieved profitability and may incur losses in the future. We may not be able to generate sufficient revenue in the future to sustain profitability.

At September 30, 2005, we had an accumulated deficit of approximately $37.8 million. Although we have recently achieved profitability, we cannot be certain that we will sustain profitability in the future. To sustain profitability, we will need to continue to generate and grow our revenue to support an increase in expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

We face competition from a large number of competitors, including austriamicrosystems, Freescale Semiconductor, Intel, Philips Semiconductor, Samsung Semiconductor, Sharp, SigmaTel, Telechips and Texas Instruments. We expect to face increased competition in the future. We may also face competition from some of our customers who have developed or may develop products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers. In addition, because our platforms are now compatible with flash memory-based applications, we face competition from companies that produce platforms for both hard disk drive and flash memory-based applications. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. We may also face competition from companies whose products are included in end-products that also incorporate our platforms. Should these companies try to increase the presence of their products in such end-products to the detriment of our platforms, our business may be harmed. In addition, to the extent we move into adjacent markets such as wireless and mobile phones, we will face new competitors and the difficulty and cost of developing new technology.

In addition, the consumer electronics market, which is the principal end-market for our platforms, has historically been subject to intense price competition. In many cases, low-cost, high-volume producers have entered this market and driven down gross margins. If a low-cost, high-volume producer should develop products that are competitive with our platforms, our sales and gross margins may suffer. For example, as the feature-rich personal media player market matures, the capabilities our platform solutions provide may be subject to commoditization, similar to the commoditization which has occurred in the more mature, non-feature-rich flash-based personal media player market. Similarly, we may lose existing customers if any of them go out of business or are unable to effectively compete in the highly competitive personal media player market.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our potential competitors may develop and introduce new products that have lower prices, provide superior performance, provide greater processing power or achieve greater market acceptance than our platforms. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Our competitors may also be able to provide greater incentives to customers through rebates and marketing development funds and similar programs. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. Some of our competitors with multiple product lines may bundle their products to lower prices or to offer a broader product portfolio or integrate processing capacity similar to or greater than ours into other products that we do not sell, which may make it difficult for us to gain or maintain market share. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We believe that nearly all of our platforms sold to Inventec and Hon Hai are incorporated into various models within the Apple iPod product family. As a result, our business is also affected by competition in the market for personal media players. If competing products are not based on our platform solution it could harm our business and cause our revenue to decline.

If we fail to adequately forecast demand for our platforms, we may incur product shortages or excess product inventory.

Most of our revenue is derived from customers who require us to be able to provide products in excess of existing orders on relatively short notice. If these customers do not order more of our platforms than they forecast, then we could have excess inventory if we do not have other purchasers for this inventory. In this instance, we would be required to write-off excess inventory in accordance with our inventory policy. On the other hand, if we are unable to supply platforms at the levels required by Inventec or Hon Hai, our major customers, they are entitled to seek alternative supply arrangements to meet their needs. In the event of a supply shortage, we may be unable to meet the demands of our other customers. Any of these events could harm our operating results and our business.

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

In addition to our platforms, the end products of our customers that are sold to consumers also incorporate other components outside of our control, such as hard disk drives or flash memory chips. If our customers cannot obtain sufficient supplies of these or other components, sales of our platforms could suffer because our customers may purchase fewer platforms from us than they would have otherwise purchased. For example, small form factor hard disk drive supply was constrained during 2003 and 2004. In addition, in 2005 there may be a shortage of flash memory chips of certain types. We believe that these supply constraints may have caused our customers to purchase fewer platforms than they might otherwise have purchased, thus negatively impacting our revenue. Although we cannot estimate the impact on our revenue from these supply constraints, we believe that future supply problems with the other components of the end products of our customers, including small form factor hard disk drives and flash memory chips, may negatively impact our business and revenue in the future. As a result, demand for our platforms depends on the availability of other components that we do not control.

We depend on third-party service providers to implement certain aspects of the design of our semiconductors, and to manage our foundry, test, packaging, warehouse and shipping relationships.

We rely on third-party service providers, including eSilicon Corporation, or eSilicon, and LSI Logic Corporation, or LSI Logic, to implement certain aspects of the design of our semiconductors, and to manage the manufacture, test, packaging, warehousing and shipping of our semiconductors. eSilicon and LSI Logic either provide these services directly or engage and manage other parties to provide them. As a result, we have significantly less control over certain aspects of the design and manufacture of our semiconductors and do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. We do not have long-term agreements with eSilicon or LSI Logic. We typically procure services from these suppliers on a purchase order basis. If the operations of eSilicon or LSI Logic were disrupted or their financial stability impaired, if eSilicon or LSI Logic were unable to properly manage the service providers that they retain for us or if they should choose not to devote capacity to our semiconductors in a timely manner, our business would suffer as we would be unable to produce finished platforms on a timely basis.

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

In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of manufacturing assembly and test capacity and other disruptions of supply of raw materials incorporated into our SoCs, such as substrates. We may not be able to find sufficient suppliers at a reasonable price or at all if these disruptions occur. If we do not manage these risks adequately, our business and results of operations would be harmed.

To the extent we begin to perform internally some of the services of our third-party service providers, we will need to devote a substantial amount of time and resources to this effort, and our relationships with such third-party service providers may be damaged.

In the future we may begin to perform internally some of the services that our third-party service providers currently perform for us. These functions may include direct engagements with foundries, setting up our own product and test engineering functions and managing the quality and failure analysis of our SoCs. In order to perform these services internally, we will need to incur a significant amount of expense to provide the necessary infrastructure to support these activities. We also will need to devote a substantial amount of time and resources to acquiring the necessary tools, implementing these activities into our overall company structure and hiring additional employees to manage the operations. In addition, we will most likely be required to invest a higher level of financial resources into inventory, increasing at a minimum our raw materials and work in process inventory levels. Because we have not previously performed such activities, we may not be able to successfully manage this process. This expansion could place significant strain on our management, personnel, systems and resources as we develop these capabilities in-house rather than relying on an experienced third-party provider. In addition, we may damage our relationships with our current third-party service providers if we begin performing some of their services internally. Any damage to these relationships could hinder our ability to procure our semiconductors on a timely and cost efficient basis, or at all, which could in turn harm our relationships with our customers and negatively affect our business and results of operations.

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

The ability of each foundry to provide us with semiconductors is limited by its available capacity. Our manufacturing logistics partners do not have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast our capacity needs. In addition, our manufacturing logistics partners do not have long-term agreements with any of these foundries and place orders on a purchase order basis. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to our manufacturing logistics partners on short notice. It is possible that foundry customers that are larger and better financed than our manufacturing logistics partners, or that have long-term agreements with these foundries, may induce these foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need for our platforms. In addition, interruptions to the wafer manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we or our manufacturing logistics partners are able to shift manufacturing to another fabrication facility. It may not be possible to obtain sufficient capacity or comparable production costs at another foundry. We might at any time decide to migrate our design methodology to a new third-party foundry which could result in increased costs, resources and development and customer qualification time for new or transferred products. Any reduction in the supply of semiconductors for our platforms could significantly delay our ability to ship our platforms and potentially damage our relationships with existing customers.

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

Our semiconductors are qualified with the foundries that manufacture our semiconductors, at which time a minimum acceptable yield is established. If actual yield is below the minimum, the foundry or our manufacturing logistics partner incurs the cost of the wafers. If actual yield is above the minimum, we may incur the cost of the wafers. The manufacturing yields for our new platforms tend to be lower initially. Our platform pricing is based on the assumption that an increase in manufacturing yields will continue, even with the increasing complexity of our semiconductors. Short product life cycles require us to quickly develop new platforms and to manufacture these platforms for short periods of time. In many cases, these short product life cycles will not lead to the higher manufacturing yields and declining costs typically associated with longer, high-volume manufacturing periods. As a result, if our foundries fail to deliver fabricated silicon wafers of satisfactory quality in the volume and at the price required, we will be unable to meet our customers’ demand for our platforms or to sell those platforms at an acceptable profit margin, which would adversely affect our sales and margins and damage our customer relationships.

Failure to comply with certain environmental regulations could harm our business, operating results and financial condition.

We may be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. Such laws and regulations have been passed in several jurisdictions in which our customers may operate, including various European Union member countries. For example, the European Union has enacted the Waste Electrical and Electronic Equipment directive, which directs member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for the collection, recycling, treatment, and environmentally sound disposal of certain products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. In addition, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS. RoHS prohibits the use of certain substances, including lead, in certain products put on the market after July 1, 2006. Similar legislation may be enacted in other locations where we sell our products, such as Japan. Our customers, regardless of their geographic locations, are likely to require full compliance with these regulations. We will need to ensure that we comply with such laws and regulations as they are enacted, and that our component suppliers also comply on a timely basis with such laws and regulations. If we are not in compliance with such legislation, our customers may refuse to purchase our products, which would harm our business, financial condition and results of operations.

We could incur substantial costs in connection with our compliance with such environmental laws and regulations, and we could also be subject to governmental fines and liability to our customers if we were found to be in violation of these laws. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant capital expenses in connection with a violation of these laws, our financial condition or operating results could suffer.

The facilities of the independent foundries upon which we rely to manufacture our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

The outside foundries and their subcontractors upon which we rely to manufacture all of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval. Two foundries, TSMC and UMC, both in Taiwan, currently manufacture substantially all of our semiconductors. Any earthquake or other natural disaster in Taiwan could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our platforms. In addition, some of these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of epidemics such as severe acute respiratory syndrome, or SARS, or avian flu which could disrupt the operation of these foundries and in turn harm our business. Increased instability in these regions may also negatively impact the desire of our employees and customers to travel and the reliability and cost of transportation, thus harming our business.

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

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Due to the very limited number of patents that we hold (five as of September 30, 2005), we would not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

Our platforms incorporate third-party technology and if we were unable to continue to use this technology or if this technology is delayed or has defects, our business could suffer.

We incorporate into our platforms third-party technology which we obtain pursuant to license and other agreements. We rely on third-party technology in our platforms and there may not be suitable alternate sources for this technology if we were to lose rights to use this technology. If these license or other agreements were terminated by the third parties or we otherwise lost rights to use this technology, this termination or loss could materially harm our business. In addition, if such third-party technology is delayed or has defects, we may not be able to incorporate it into our platforms and our business could suffer.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 98.6% of our revenue during the nine months ended September 30, 2005, and 99.1% of our revenue in 2004. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations such as our engineering facility in India, as well as cultural differences;

•	trade restrictions or high tariffs that favor local competition in some countries;

•	laws and business practices favoring local companies;

•	potentially adverse tax consequences;

•	potentially reduced protection for intellectual property rights, for example, in China;

•	inadequate local infrastructure;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our platforms; and

•	political and economic instability, including wars, acts of terrorism, political unrest, a recurrence of SARS or avian flu outbreaks in Asia, boycotts, curtailments of trade and other business restrictions.

Specifically, in the Asia/Pacific region, we face risks associated with a recurrence of SARS or avian flu, tensions between countries in that region, such as political tensions between China and Taiwan and the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

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

The average selling price of consumer electronics products historically have declined significantly over a product’s life. As a result, in the past, we have reduced the average selling prices of our platforms in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for mature products. In addition, a reduction in our average selling prices to one or more customers could also impact our average selling prices to other customers. A decline in overall average selling prices would harm our gross margins, and we may from time to time enter into agreements providing for maximum prices that would limit our gross margins. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing platforms or developing new or enhanced platforms or products on a timely basis with higher selling prices or gross margins.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could negatively impact the development and sales of our platforms.

We rely heavily on the services of our key executive officers, including Gary Johnson, our President and Chief Executive Officer. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees, including our senior management, may terminate their employment with us at any time. In addition, we have an engineering facility in India, where the employee turnover rate has traditionally been significantly higher than in the United States. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and negatively impact our ability to sell, our platforms. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key personnel.

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

Changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation, such as the implementation of Internal Revenue Code Section 409A. We are currently evaluating the effect that Section 409A may have on our business, results of operations and financial condition. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could harm our net income and financial condition.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have made changes to U.S. GAAP that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We are exposed to risks from legislation requiring companies to evaluate their internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting, commencing with our annual report for the year ending December 31, 2005. We are currently developing programs to perform the system and process evaluation and testing necessary to comply with these requirements. As a result, we are experiencing increased expense and have devoted additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Risks Related to Our Industry

The demand for personal media players is affected by general economic conditions, which could impact our business.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, turmoil in the Middle East or war in general, and rising oil prices could contribute to a slowdown of the market demand for luxury consumer electronic products, including demand for personal media players. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our platforms, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement headcount reductions and restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

If the personal media player market does not continue to grow, our operating results will suffer.

Our platforms are primarily designed for use in feature-rich personal media players that aim to provide consumers with the ability to capture, store and play audio, photo or video content. The success of our platforms depends in part on consumers’ desire to purchase personal media players that integrate a variety of media, as well as on other companies’ willingness to design and produce personal media players and provide the necessary content. The continued growth of the personal media player market will depend in part on:

•	their price;

•	their functionality and quality;

•	the availability of downloadable content;

•	consumer demands and preferences;

•	support for a broad range of digital media compression standards; and

•	the development of digital rights management standards to enable the sophisticated protection of the intellectual property rights of others.

If the personal media player market fails to continue to grow for any reason, we may not be able to generate significant revenue from the sales of our platforms, and our financial results would suffer. In addition, if competing devices such as mobile phones become able to perform many of the functions of personal media players, such competing devices may reduce the market for personal media players. If we are unable to adapt our platforms for incorporation into these devices, our sales and financial results would suffer.

We currently sell platforms primarily for feature-rich personal media players and sales of our platforms may decline if consumer preferences shift away from such feature-rich devices.

One of the main competitive advantages of feature-rich personal media players is that they provide the consumer with a variety of media content and feature options. Our business strategy assumes that a substantial portion of consumers will want personal media players that provide a large number of features and access to a very large number of songs or photos or to very memory intensive content, such as video. If consumers are unwilling to carry very large libraries of music or photos or very memory-intensive content, or are unwilling to pay the higher costs associated with more feature-rich devices, then demand for our platforms may decrease, which would negatively affect the sales of our platforms and our revenue for those platforms accordingly.

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

Currently, most purchased music content is available through a pay-per-download model in which consumers purchase and own the song file, which they can download and play on their personal media player. In 2004, Microsoft introduced its digital rights management software, which is designed to provide personal media players access to music content on a subscription basis in which consumers can pay a subscription fee to rent, rather than own, the song file. We cannot predict the impact on our business should this or other similar technology or other content distribution models become widely adopted. In addition, to the extent other providers of digital content or providers of platforms or components for personal media players take market share away from Apple’s iPod and iTunes products and services, our business and results of operations could be materially harmed.

Our ability to expand our business depends on the availability of digital content.

The demand for portable audio and video products may be adversely impacted by the adoption or enforcement of limits on file sharing and downloadable music and video or new copy protection techniques. It is still unclear how the access and distribution of video content will be regulated. Owners of digital content rights may seek to restrict uses of digital content, attempt to block new functionalities through lawsuits or additional regulation, or attempt to renegotiate terms of existing licenses, any of which could limit the availability of digital content. If music or video content is not readily available, the demand for personal media players that use our platforms may decline, which in turn could harm our business, financial condition and results of operations.

Other Risks Related to Us

Our stock price may decline because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price may lead to securities class action litigation against us that could result in substantial costs, divert management’s attention and harm our business.

The stock market has experienced significant price and trading volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. In addition, the market price of our common stock may be affected by other factors outside our control such as developments or announcements affecting our industry, Apple or our competitors. For example, during the time in which our common stock has been publicly traded, the sale prices of our common stock as reported on The NASDAQ National Market ranged from $33.45 on November 29, 2004 to $15.59 on April 22, 2005. In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of its securities, and in the future, we may be a target of similar litigation. Any lawsuits to which we become a party, whether ultimately resolved in our favor or not, may not be resolved quickly, and coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively any future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers, analysts and investors, which could cause our revenues and stock price to decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future, may be perceived negatively by the market causing a decline in our stock price or litigation against us.

Our ability to raise capital in the future when needed could prevent us from executing our growth strategy.

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

We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments or foreign operations with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our technologies and products.

We intend to continue to expand the range of our technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We have no prior history or experience in investing in or acquiring and integrating complementary businesses and therefore may have difficulties completing such transactions or realizing the benefits of such transactions, or they may have a negative effect on our business. Such investments or acquisitions could require us to devote a substantial amount of time and resources and could place a significant strain on our management and personnel. To finance any acquisitions, we may choose to issue shares of our common stock, which would dilute your interest in us. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.(ii)	Amended and Restated Bylaws of the Registrant.

10.1	Amended and Restated 2004 Stock Incentive Plan and form of stock option agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PortalPlayer, Inc.

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen
Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Date: November 10, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.(ii)	Amended and Restated Bylaws of the Registrant.

10.1	Amended and Restated 2004 Stock Incentive Plan and form of stock option agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.