Form 10-K
period 2005-12-31
PortalPlayer, Inc.
filed 2006-03-10
CIK 1297633

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 W. Plumeria Drive

San Jose, CA 95134

(Address of Principal Executive Offices, including zip code)

(408) 521-7000

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on that date) was approximately $333,125,934. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, there were 24,538,438 shares of the Registrant’s Common Stock, $0.0001 par value per share, outstanding. This is the only outstanding class of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee and audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this annual report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2005.

PORTALPLAYER, INC.

PART I

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K (the “Report”), the words “believes,” “plans,” “estimates,” “anticipates,” “expects,” “intends,” “allows,” “can,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements relating to the features and benefits of our platform solutions, the incorporation of our products into the Apple iPod product family, anticipated trends and challenges in our business, technology and the markets in which we operate, our customers and customer concentration, our ability to develop, and our customers’ willingness to purchase, new products such as our PP5024 flash memory-specific product, statements regarding our Preface technology platform, the geographic concentration of our revenues, sources of revenue, elements of our growth strategy including increases in sales and marketing efforts, our critical accounting policies, our gross margins, our expenses, our revenues, level of our internal manufacturing logistics, use of our logistics warehouse in Hong Kong, our anticipated cash needs, our estimates regarding our capital requirements, price reductions, our needs for additional financing, costs of being a public company, future acquisitions or investments, competition, dependency on key employees, and our employee relations, our properties, our intellectual property, potential legal proceedings, our income taxes, currency fluctuations, our dividend policy, fluctuation in interest rates, impact of new accounting rules and our disclosure controls and procedures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under Item 1A, “Risk Factors,” as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions and increased competition and costs related to expansion of our operations. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.	Business.

Overview

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software for manufacturers of feature-rich personal media players and notebook computers with secondary displays. Personal media players are battery-powered, hard disk drive and flash memory-based portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players and other devices to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated products in a cost-effective manner with fast time to market. In our industry, original equipment manufacturers, or OEMs, typically make decisions regarding product designs and rely on original design manufacturers, or ODMs, for manufacturing capabilities; however, increasingly OEMs are relying upon ODMs, contract manufacturers and independent providers such as PortalPlayer to deliver comprehensive platform solutions, integration and implementation.

Our key personal media player customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer Inc. and other companies. We believe that nearly all of our platforms sold to these customers are incorporated into various models within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod product family, our success depends on Apple’s continued success with these products.

Products and Technology

Our platforms consist of an SoC, firmware and software.

System-on-Chip (SoC)

SoCs are integrated circuits that include a central processing unit, memory interfaces and other components. SoCs for personal media players and notebook computers must address a range of requirements, including low power, high performance, low cost and high levels of system integration. We believe that optimally balancing these conflicting, but concurrent, requirements for the target device is the key to market leadership. We design our family of SoCs to be optimized for hard-disk drive, or HDD, and flash memory-based personal media players. Our SoC platforms currently utilize dual 32-bit ARM7 microprocessor cores to provide scaleable performance. This enables support for audio encoders, digital rights management, networking connectivity enhancements and audio post-processing effects, such as equalization and stereo expansion. Our SoCs are manufactured using standard complementary metal-oxide semiconductor, or CMOS, processes. The following table summarizes the key features of our principal SoCs:

Volume Production Date	Device	Addressable Markets	Key Features

2001	PP5002	Audio	• Low power consumption for battery powered applications • Increased on-chip memory for lower power and improved performance • Direct interface for up to four hard drives or CD-RW drives

2003	PP5020	Audio and photo

•   Improved battery life compared to PP5002

•   USB 2.0 controller with support for device host and On-The-Go connectivity

•   Direct connectivity for digital still cameras

•   FireWire integration

•   PictBridge photo printer support

•   Television output support

•   Color liquid crystal display support

2005	PP5022/PP5021	Audio, photo and video

•   Up to 3X improvement in battery life over the PP5020

•   0.13 micron CMOS process

•   High “on demand” peak performance with ultra-low power in typical operation

•   Multiple high resolution display interface options including Dual Display option

•   Mixed signal integration: USB 2.0 Host PHY, PLL, ADC, PWM controller

2006	PP5024	Audio, photo and video	• Integrated System in Package (SiP) • Integrated PP5022 SoC functionality • Analog audio functionality • Power management functionality

Firmware Development Kits for Personal Media Players

Our firmware development kits, or FDKs, include the embedded firmware code, tools and documentation necessary to develop personal media player products. The principal capabilities of our FDKs include:

•	Enabling high-quality audio playback and encoding through optimized implementations of digital media compression and decompression functions;

•	Supporting a range of file types, including music, photos, images, video and text through a flexible file management system;

•	Quickly sorting and indexing thousands of audio, photo and video files through advanced database engines;

•	Supporting multiple music services with the appropriate decoders, decryption engines, application programming interfaces and hardware designs required to securely transfer, store and playback content to enable a customer to ship a product and then provide a firmware update to add a new music service or feature;

•	Actively scaling the processor speed or powering on and off various parts of the SoC, HDD or other components as required; and

•	Reducing the required data movement and associated power drain in an HDD-based system through advanced caching techniques.

Software Development Kit for Personal Media Players

Our software development kit, or SDK, helps our customers build applications that enable users to easily manage the audio, photo and video files stored on their personal media player using feature-rich PC user interfaces. Our SDK provides developers with the components, tools, sample code and documentation to create a custom digital media management application for personal media players. The principal features of our SDK include:

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

We also recently announced our new technology platform, Preface™, initially targeted at the notebook computer market. This technology platform, using a secondary display, is designed to give notebook users access to data, music and photos without opening the notebook, booting the system and loading the needed application. As of December 31, 2005, we have made only limited sample shipments of this platform and have not yet derived significant revenue from this platform. We cannot be certain that this new platform will achieve market acceptance or otherwise be successful. If the Preface technology platform does not achieve market acceptance or if we encounter product defects or delays or other difficulties in the introduction, sales and marketing of this platform, our business and operating results may suffer.

Customers

We sell our platforms primarily to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. Many of our customers in turn sell to branded OEMs, who sell end products that incorporate our platform solutions. In 2005, 2004 and 2003, Inventec accounted for 56.7%, 89.3% and 84.6% of our revenue, respectively. Hon Hai accounted for 36.3% of our revenue in 2005.

We believe that nearly all of our platforms sold to Inventec and Hon Hai, our two major customers, are incorporated into various models within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. Any of these events would significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod product family, our success depends on Apple’s continued success with these products.

In addition, if either of these customers’ relationship with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of either of these customers’ business relationship with Apple. Apple may choose to work with other manufacturers. The loss by either of these customers of their sales to Apple will harm our business and financial position.

Many of our ODM customers are based in Asia. Accordingly, sales to the Asia/Pacific region, including Japan, accounted for approximately 99.0%, 99.1% and 98.5% of our revenue in 2005, 2004 and 2003. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. For a discussion of our revenue by geographic region, please see Note 13 of the notes to our consolidated financial statements.

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

Research and Development

We devote a substantial portion of our resources to developing new platforms and products and to strengthening our technological expertise. Our engineering team has expertise in architecture design, integrated circuit design and software engineering. Our research and development expenditures in 2005 were $36.2 million, excluding stock-based compensation of approximately $1.1 million, and $14.8 million in 2004, excluding stock-based compensation of approximately $0.5 million. Our research and development expenditures were $11.1 million in 2003. We intend to increase our research and development efforts and related expenses significantly in the future. Our hardware engineering staff is located in San Jose, California and Hyderabad, India. Our firmware and software engineering staff is located in Kirkland, Washington, Charlotte, North Carolina, Taiwan and Hyderabad, India. Our development center in India, which employs approximately one-half of our employees, allows us to reduce our engineering labor costs and gives us access to a sizeable pool of engineering talent.

Manufacturing

Manufacturing Logistics

We primarily use third parties to manage our manufacturing logistics. We currently work with eSilicon and LSI Logic to provide these manufacturing logistics, including pre-production test hardware and test program development, characterization and qualification testing, production scheduling, capacity planning, work-in-progress tracking, yield management, shipping logistics, supplier management and quality support functions, such as failure analysis. We currently do not have long-term supply contracts with our manufacturing logistics partners. To a lesser extent, we have recently started working directly with third-party manufacturing vendors, and we expect that in the future we may gradually increase our level of managing certain logistical aspects associated with a traditional fabless semiconductor business model. We may terminate our agreement with LSI Logic with 30 days written notice and payment of a cancellation fee, and either we or LSI Logic may terminate the agreement for the other party’s material breach that is not cured within 30 days of notice of the breach. Our agreement with eSilicon will automatically renew on an annual basis each year in October unless we or eSilicon provides notice of non-renewal at least 90 days prior to the expiration date, and either we or eSilicon can terminate the agreement for the other party’s material breach that is not cured within 30 days of notice of the breach. In addition, we have operations and quality engineering personnel that work with eSilicon and LSI Logic to manage manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors.

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

Two outside foundries, Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation, or UMC, both in Taiwan, currently manufacture substantially all of our semiconductors. Presently, each specific model of our semiconductors is manufactured at only one foundry supplier. These foundries currently fabricate our devices using mature and stable 0.18 and 0.13 micron CMOS process technology.

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

In addition to our warehouse located in San Jose, in the last quarter of 2004 we added a new logistics warehouse in Hong Kong which is managed by a local third party, from which location we expect the majority of future shipments to our customers to continue to be made. In the future we may begin to perform internally some of the services that our third-party service providers currently perform for us. These functions may include direct engagements with foundries, setting up our own product and test engineering functions and managing the quality and failure analysis of our SoCs.

Quality Assurance

We have designed and implemented a quality management system that provides the framework for continual improvement of or products, including firmware and software, our processes and customer service. We apply established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our SoCs. We emphasize a strong supplier quality management practice in which the manufacturing suppliers that are used by our manufacturing logistics partners are pre-qualified by our operations and quality teams. To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor.

Competition

The market for our platforms is competitive and rapidly evolving. As we enter new markets and pursue additional applications for our platforms, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

In particular, we face competition from semiconductor companies which have traditionally focused on personal media players, such as Freescale Semiconductor, Samsung Semiconductor, SigmaTel, Telechips and Texas Instruments. Some of these companies offer their customers highly integrated SoCs, including analog components, which reduce system cost and size. We also compete with other semiconductor companies, including austriamicrosystems, Broadcom, Intel, Sharp and with other SoC vendors. Many of these companies have significantly greater financial, technical, manufacturing, marketing, sales and other resources than us.

We may face competition from some of our customers who have developed or may develop products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers. We may also face competition from companies whose products are included in end-products that also incorporate our platforms. Should these companies try to increase the presence of their products in such end-products to the detriment of our platforms, our business may be harmed. In addition, to the extent we move into adjacent markets such as personal media display and personal wireless entertainment devices, we will face new competitors and the difficulty and cost of developing new technology.

In addition to the factors discussed above, we believe that the key competitive factors in our market include:

•	ability to deliver comprehensive platform solutions with the flexibility to allow customers to decrease the length of their product design cycles;

•	power efficiency due to the increased power requirements of color displays, photo processing and video playback;

•	price;

•	timeliness of the introductions of new product features desired by our customers;

•	ability to support a wide variety of industry standards in a timely manner;

•	intellectual property position and know-how; and

•	customer support.

We believe we compete favorably because we provide comprehensive platform solutions to enable quick time to market and allow customer differentiation while reducing the overall system cost and size.

We believe that nearly all of our platforms sold to Inventec and Hon Hai are incorporated in the Apple iPod product family. As a result, our business is also affected by competition in the market for personal media players.

If competing products that are not based on our platform solution take market share from the Apple iPod, it could harm our business and cause our revenue to decline.

Intellectual Property

As of December 31, 2005, in the United States we had 8 issued patents and 12 patent applications pending. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged, invalidated or declared unenforceable. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages.

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

Employees

As of December 31, 2005, we had 284 employees, including 227 in research and development, 20 in sales and marketing and 37 in general and administrative. Of these full-time employees, 98 are located in San Jose, California, 41 are located in Kirkland, Washington, three are located in Charlotte, North Carolina, 12 are located in Taiwan, one is located in Japan, two are located in Korea and 127 are located in Hyderabad, India. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-202-551-8090. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1A.	Risk Factors

You should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. You should also refer to the other information set forth in this Report, including our consolidated financial statements and the related notes.

We currently depend on two customers for substantially all of our revenue and the loss of, or a significant reduction in, orders from either of these customers would significantly reduce our revenue and adversely impact our operating results.

Two customers account for substantially all of our revenue. Inventec Appliances (Shanghai) Co., Ltd., Inventec Appliances (Pudong) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 56.7%, 89.3% and 84.6% of our revenue in 2005, 2004 and 2003, respectively. In addition, during the first quarter of 2005 we began shipping in volume to Hon Hai Precision Industry Co., Ltd., or Hon Hai, which accounted for 36.3% of our revenue in 2005. The loss of sales to either of these customers would have a significant negative impact on our business. Because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these customers expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate. For example, we experienced a lower than expected number of orders from Inventec in the first quarter of 2003, which contributed to a significant temporary decrease in our revenue.

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

There are a relatively small number of potential customers for our platforms and we expect this customer concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our platforms. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell a specified product to that customer or only sell a limited amount of a specified product to other customers. Except for Inventec and Hon Hai, our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue in the future. If our relationships with our newer customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

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

We have experienced significant growth in a short period of time. For example, our revenue has increased from $1.9 million in 2001 to $225.2 million in 2005. We will likely not achieve similar revenue growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer.

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

The consumer electronics market is characterized by rapidly changing technology. This requires us to continuously develop new platforms or other products and enhancements for existing platforms to keep pace with evolving industry standards and rapidly changing customer requirements. For example, although our platforms historically were used only in hard disk drive-based personal media players, in 2005 we began deriving revenue from flash memory-based applications and, in 2006, the Company recently announced a new technology platform targeted at the computer notebook market that enables a secondary display. In addition, our products have recently been designed into personal media players that utilize satellite radio capabilities. However, if personal media player capabilities are adopted by adjacent markets such as wireless and mobile phones, we may need to develop platforms that can operate with these devices. We may not have the technological capabilities to develop, or the financial resources necessary to fund, these future innovations. Even if we are able to develop future innovations, if our future innovations produce technology that is behind that of our competitors, we may lose customers. Similarly, if our future innovations are ahead of the then-current technological standards in our industry, customers may be unwilling to purchase our platforms until the consumer electronics market is ready to accept them. If we are unable to successfully define, develop and introduce competitive new platforms or other products and enhance existing platforms, we may not be able to compete successfully. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

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

If our Preface technology platform does not achieve broad market acceptance or is not otherwise successful, our business and operating results may suffer.

We recently announced our new technology platform, Preface™, initially targeted at the notebook computer market. This technology platform, using a secondary display, is designed to give notebook users access to data, music and photos. As of December 31, 2005, we have made only limited sample shipments of this platform and have not yet derived significant revenue from this platform. The success of our Preface technology platform depends on several factors, including, but not limited to, the market for notebook computers in general and the demand for notebook computers with the Preface technology platform by notebook computer manufacturers and consumers. Notebook computer manufacturers may choose to only include the Preface technology into their notebook designs in combination with notebooks planned for introduction with Microsoft’s Windows Vista. If the timing and introduction of Windows Vista or Windows Sideshow (a feature set in Microsoft Windows Vista) is delayed or does not happen when anticipated, then demand for Preface will be severely impaired. In addition, the development and introduction of a new technology platform such as Preface involves additional risks, including intellectual property risks as discussed above, the risk of product defects which in turn could harm our reputation, sales of our platforms and cause unexpected costs, and the reliance on third-party technology incorporated into the platform. If our Preface technology platform does not achieve market acceptance or is not otherwise successful, or if we encounter product defects or delays or other difficulties in the introduction, sales and marketing of this platform, our business and operating results may suffer.

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

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	the timing of new product announcements or introductions by us, by Apple or by our competitors;

•	decreases in the overall average selling prices of our platforms;

•	changes in the relative sales mix of our platforms;

•	changes in our cost of finished goods;

•	the availability, pricing and timeliness of delivery of other components, such as hard disk drives or flash memory chips, used in our customers’ products;

•	our customers’ sales outlook, purchasing patterns and inventory adjustments based on consumer demands and general economic conditions;

•	unplanned additional expenses such as mask set revisions;

•	our effective tax rate and the use of available tax carryforwards;

•	product obsolescence and our ability to manage product transitions; and

•	our ability to successfully develop, introduce and sell new or enhanced platforms in a timely manner.

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

At December 31, 2005, we had an accumulated deficit of approximately $14.0 million. Although we have achieved profitability in the past six quarters, we cannot be certain that we will sustain profitability in the future. To sustain profitability, we will need to continue to generate and grow our revenue to support an increase in expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

We face competition from a large number of competitors, including austriamicrosystems, Broadcom, Freescale Semiconductor, Intel, Samsung Semiconductor, Sharp, SigmaTel, Telechips, and Texas Instruments. We expect to face increased competition in the future. We may also face competition from some of our customers who have developed or may develop products or technologies internally which are competitive with our platforms, or who may enter into strategic relationships with or acquire existing semiconductor providers. In addition, because our platforms are compatible with flash memory-based applications, we face competition from companies that produce platforms for both hard disk drive and flash memory-based applications. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. We may also face competition from companies whose products are included in end-products that also incorporate our platforms. Should these companies try to increase the presence of their products in such end-products to the detriment of our platforms, our business may be harmed. In addition, to the extent we move into adjacent markets such as wireless and mobile phones, we will face new competitors and the difficulty and cost of developing new technology.

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

We primarily rely on third-party service providers, including eSilicon Corporation, or eSilicon, and LSI Logic Corporation, or LSI Logic, to implement certain aspects of the design of our semiconductors, and to manage the manufacture, test, packaging, warehousing and shipping of our semiconductors. eSilicon and LSI Logic either provide these services directly or engage and manage other parties to provide them. As a result, we have significantly less control over certain aspects of the design and manufacture of our semiconductors and do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. We do not have long-term agreements with eSilicon or LSI Logic. We typically procure services from these suppliers on a purchase order basis. If the operations of eSilicon or LSI Logic were disrupted or their financial stability impaired, if eSilicon or LSI Logic were unable to properly manage the service providers that they retain for us or if they should choose not to devote capacity to our semiconductors in a timely manner, our business would suffer as we would be unable to produce finished platforms on a timely basis.

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

We have started to perform internally some of the services of our third-party service providers, we will need to devote a substantial amount of time and resources to this effort, and our relationships with such third-party service providers may be damaged.

We have recently started to perform internally some of the services that our third-party service providers currently perform for us. These functions include direct engagements with foundries, setting up our own product and test engineering functions and managing the quality and failure analysis of our SoCs. In order to fully perform these services internally, we will need to incur a significant amount of expense to provide the necessary infrastructure to support these activities. We also will need to devote a substantial amount of time and resources to acquiring the necessary tools, implementing these activities into our overall company structure and hiring additional employees to manage the operations. In addition, we will most likely be required to invest a higher level of financial resources into inventory, increasing at a minimum our raw materials and work in process inventory levels. Because we have not previously performed such activities, we may not be able to successfully manage this process. This expansion could place significant strain on our management, personnel, systems and resources as we develop these capabilities in-house rather than relying on an experienced third-party provider. In addition, we may damage our relationships with our current third-party service providers if, on a larger scale, we begin performing some of their services internally. Any damage to these relationships could hinder our ability to procure our semiconductors on a timely and cost efficient basis, or at all, which could in turn harm our relationships with our customers and negatively affect our business and results of operations.

Independent foundries manufacture the semiconductors used in our platforms, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our platforms and damage our customer relationships.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on third parties to manufacture our semiconductors. Two outside foundries, Taiwan Semiconductor Manufacturing Company, or TSMC, in Taiwan, and United Microelectronics Corporation, or UMC, in Taiwan, currently manufacture substantially all of our semiconductors, and no single foundry manufactures more than one model of our semiconductors. As a result, we face several significant risks, including:

•	lack of manufacturing capacity and higher wafer prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to interchange production between different foundries.

The ability of each foundry to provide us with semiconductors is limited by its available capacity. Neither we, nor our manufacturing logistics partners have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast our capacity needs. In addition, neither we nor our manufacturing logistics partners have long-term agreements with either of these foundries and place orders on a purchase order basis. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to our manufacturing logistics partners on short notice. It is possible that foundry customers that are larger and better financed than us or our manufacturing logistics partners, or that have long-term agreements with these foundries, may induce these foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need for our platforms. In addition, interruptions to the wafer manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we or our manufacturing logistics partners are able to shift manufacturing to another fabrication facility. It may not be possible to obtain sufficient capacity or comparable production costs at another foundry. We might at any time decide to migrate our design methodology to a new third-party foundry which could result in increased costs, resources and development and customer qualification time for new or transferred products. Any reduction in the supply of semiconductors for our platforms could significantly delay our ability to ship our platforms and potentially damage our relationships with existing customers.

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

The outside foundries and their subcontractors upon which we rely to manufacture all of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval. Two foundries, TSMC and UMC, both in Taiwan, currently manufacture substantially all of our semiconductors. Any earthquake or other natural disaster in Taiwan could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our platforms. In addition, some of these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of epidemics such as avian flu or severe acute respiratory syndrome, or SARS, which could disrupt the operation of these foundries and in turn harm our business. Increased instability in these regions may also negatively impact the desire of our employees and customers to travel and the reliability and cost of transportation, thus harming our business.

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

We may be required to indemnify our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our platforms are a factor creating the customer’s or these third-party providers’ infringement exposure. This practice may subject us to significant indemnification claims by our customers and our third-party providers. In some instances, our platforms are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 compression standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining these licenses could also be high if a holder of the patent rights brings a claim for patent infringement. We are aware that some of our customers have received a notice from a third party seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents which the third party has the right to enforce. In the contracts under which we distribute MP3 decoding products, we generally have agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. At least one of our key customers has requested indemnification relating to notices received from this third party. As we expand our technology platforms, we increase our exposure to claims for indemnification for patent infringement. For example, the Company has received a claim for indemnification from a customer based upon a notice of patent infringement received from a third party, unrelated to MP3 decoding products. We cannot assure you that additional claims for indemnification will not be made or that these claims would not harm our business, operating results or financial condition.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights.

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Due to the very limited number of patents that we hold (8 as of December 31, 2005), we would not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 99.0%, 99.1% and 98.5% of our revenue in 2005, 2004 and 2003. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations such as our engineering facility in India, as well as cultural differences;

•	trade restrictions or high tariffs that favor local competition in some countries;

•	laws and business practices favoring local companies;

•	potentially adverse tax consequences;

•	potentially reduced protection for intellectual property rights, for example, in China;

•	inadequate local infrastructure;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our platforms; and

•	political and economic instability, including wars, acts of terrorism, political unrest, a recurrence of avian flu or SARS outbreaks in Asia, boycotts, curtailments of trade and other business restrictions.

Specifically, in the Asia/Pacific region, we face risks associated with a recurrence of avian flu or SARS, tensions between countries in that region, such as political tensions between China and Taiwan and the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

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

Because our platforms are designed for use in consumer electronic products, such as personal media players, our business is subject to seasonality, with increased revenue typically in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent revenue growth makes it difficult for us to accurately assess the impact of seasonal factors on our business. If we or our customers are unable to forecast the impact of seasonality on the end user demand for portable media players, our sales and operating results would suffer.

The average selling prices of our platforms have historically decreased and will likely do so in the future, which could harm our revenue and gross profits.

The average selling price of consumer electronics products historically have declined significantly over a product’s life. As a result, in the past, we have reduced the average selling prices of our platforms in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for mature products. In addition, a reduction in our average selling prices to one or more customers could also impact our average selling prices to other customers. A decline in overall average selling prices would harm our gross margins, and we have and may in the future enter into agreements providing for maximum prices that would limit our gross margins. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing platforms or developing new or enhanced platforms or products on a timely basis with higher selling prices or gross margins.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. These factors may affect our business, results of operations and financial condition. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could result in an adjustment to our tax provision, which could harm our net income and financial condition.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have made changes to U.S. GAAP that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We are exposed to risks from legislation requiring companies to evaluate their internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting, commencing with our annual report for the year ended December 31, 2005. As a result, we are experiencing increased expense and have devoted additional management resources to Section 404 compliance. We have completed our assessment and obtained our independent registered public accounting firm’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2005. In future years, if we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

The demand for personal media players is affected by general economic conditions, which could impact our business.

The United States and international economies have from time to time experienced a period of slow economic growth. In particular, terrorist acts and similar events, turmoil in the Middle East or war in general, and rising oil prices could contribute to a slowdown of the market demand for luxury consumer electronic products, including demand for personal media players. If the economic growth slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our platforms, which may harm our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many semiconductor and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement headcount reductions and restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

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

If securities or industry analysts downgrade their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by research and reports published by industry or securities analysts regarding us, our business or our industry. If one or more of the analysts who cover us downgrade their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors without cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions. In addition, we may adopt additional antitakeover measures in the future, including the adoption of a stockholder rights plan.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in San Jose, California, where we occupy approximately 79,790 square feet under a lease expiring in September 2010. We also renewed a lease in February 2006 for approximately 10,000 square feet in Kirkland, Washington. The renewed lease expires in December 2008 and expands our leased premises to a total 17,700 square feet of office space as of March 1, 2006. We also lease a total of approximately 18,500 square feet in four buildings in Hyderabad, India, which serve as our engineering and product development locations. These leases in Hyderabad, India expire throughout 2006. In 2005, we entered into an agreement to purchase a three acre plot of land in Hyderabad, India. We have made payments for the purchase and registration of this land and are in the process of developing this land as of December 31, 2005. We will have ownership of this land upon completion of the construction project, which we expect to occur in the second half of 2006. Additionally, we entered into a similar agreement to purchase an adjacent 2.18 acre plot of land. We have made payments for the purchase and registration of this land but have not begun construction on the land as of December 31, 2005. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceeding. We may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers

The names of our executive officers and their ages as of December 31, 2005 are as follows:

Name	Age	Position(s)
Gary Johnson	46	President, Chief Executive Officer and Director
Svend-Olav Carlsen	40	Vice President and Chief Financial Officer
Sanjeev Kumar	41	Chief Operating Officer
Michael J. Maia	48	Vice President of Sales and General Manager
Richard G. Miller	43	Vice President and Chief Technology Officer

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

Michael J. Maia has served in several roles since July 1999 when he joined us as a founder, most recently as Vice President of Sales and General Manager. Prior to joining us, from August 1996 to July 1999, Mr. Maia served as senior director of marketing for the information appliances group of National Semiconductor Corporation. From March 1994 to July 1996, Mr. Maia served as vice president of marketing at Cirrus Logic, Inc., a semiconductor company. Mr. Maia holds a B.S. in marketing from San Francisco State University and an M.B.A. from St. Mary’s College.

Richard G. Miller has served as our Vice President and Chief Technology Officer since June 2004. Prior to joining us, from September 2002 to June 2004, Mr. Miller served as an architecture and strategy consultant for various technology companies. From April 2002 to August 2002, Mr. Miller served as vice president, DVD Division of Genesis Microchip Inc., a semiconductor company. From January 1995 to April 2002, Mr. Miller served as chief executive officer and was the founder of VM Labs, Inc., a semiconductor company. From February 1989 to December 1994, Mr. Miller served as vice president, technology at Atari Corp. Mr. Miller holds a B.Sc. in theoretical physics from Queen Mary College, University of London.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been traded on The NASDAQ National Market under the symbol “PLAY” since November 22, 2004. The following table sets forth the high and low sales information for our common stock since November 22, 2004, the date of our initial public offering, as reported on The NASDAQ National Market.

	High	Low
2004
Quarter ended December 31, 2004	$33.45	$22.02
2005
Quarter ended March 31, 2005	$26.72	$16.15
Quarter ended June 30, 2005	$24.17	$15.59
Quarter ended September 30, 2005	$30.20	$20.61
Quarter ended December 31, 2005	$31.95	$18.66

As of December 31, 2005, there were 306 holders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any. In addition, our bank line of credit currently prohibits the payment of cash dividends without the prior written consent of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this report.

Use of Proceeds from Registered Securities

Our Registration Statement on Form S-1 (File No. 333-117900) related to our initial public offering was declared effective by the SEC on November 18, 2004. A total of 7,187,500 shares of our Common Stock were registered with the SEC with an aggregate offering price of approximately $122.2 million.

From the time of receipt through December 31, 2005, $2.1 million of the net proceeds were applied toward the repayment of bank borrowings. The remaining net proceeds have been invested in interest bearing, investment-grade securities.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we issued and sold the following unregistered securities:

In April 2005, we issued 16,218 shares of common stock to Silicon Valley Bank, pursuant to the exercise of a warrant held by the warrant holder that was granted in connection with a 2002 borrowing arrangement. The warrant was exercisable for a total of 22,002 shares of common stock, and the exercise price of $4.55 per share was paid for by net issue exercise, in which the warrant holder relinquished its right to purchase 5,784 of these shares, pursuant to the terms of the warrant.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$225,189	$92,563	$20,939	$8,763	$1,877
Cost of revenue	124,343	53,743	12,274	5,676	1,494

Gross profit	100,846	38,820	8,665	3,087	383

Operating expenses:
Research and development*	36,234	14,823	11,103	16,563	17,248
Selling, general and administrative*	16,413	7,605	5,072	8,611	8,136
Stock-based compensation	2,217	5,797	473	554	588

Total operating expenses	54,864	28,225	16,648	25,728	25,972

Operating income (loss)	45,982	10,595	(7,983)	(22,641)	(25,589)
Interest income (expense) and other, net	4,975	269	(63)	121	335

Income (loss) before income taxes	50,957	10,864	(8,046)	(22,520)	(25,524)
Provision for income taxes	2,730	481	—	—	—

Net income (loss)	$48,227	$10,383	$(8,046)	$(22,520)	$(25,524)

Basic net income (loss) per share	$2.06	$2.46	$(124.17)	$(968.35)	$(1,151.36)

Diluted net income (loss) per share	$1.90	$0.57	$(124.17)	$(968.35)	$(1,151.36)

Shares used in computing basic net income (loss) per share (1) (2)	23,424,418	4,223,609	64,800	23,256	21,934

Shares used in computing diluted net income (loss) per share (1) (2)	25,358,085	18,127,960	64,800	23,256	21,934

* Amounts exclude stock-based compensation, as follows:
Research and development	$1,144	$494	$—	$—	$—
Selling, general and administrative	1,073	5,303	473	554	588

	2,217	5,797	473	554	588

(1)	The basic and diluted net loss per share computation in 2001, 2002, and 2003 excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. Certain antidilutive options, unvested restricted stock awards and warrants have additionally been excluded from the 2005 and 2004 basic and diluted net income per share computation. See Note 1 of the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted income (loss) per share.
(2)	The shares used in computing basic and diluted net income (loss) per share have been retroactively restated to reflect the 1-for-3 reverse stock split of our common stock in November 2004.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$48,074	$58,892	$10,778	$16,078	$4,332
Short-term investments	131,435	64,708	—	—	—
Working capital	187,501	137,271	9,615	16,179	2,371
Total assets	252,126	148,496	18,664	23,771	11,482
Long-term obligations, less current portion	331	5	502	869	182
Convertible preferred stock	—	—	83,163	83,163	47,252
Total stockholders’ equity (deficit)	197,458	138,448	(72,576)	(65,023)	(41,632)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A—“Risk Factors” or elsewhere in this Report.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich personal media players and secondary display-enabled notebook computers. Personal media players are battery-powered, hard disk drive and flash memory-based portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players and other devices to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated products in a cost-effective manner with fast time to market. Our key personal media player customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer Inc. and other companies. In 2005, 2004, and 2003, Inventec accounted for 56.7%, 89.3% and 84.6% of our revenue, respectively. During the first quarter of 2005, we began shipping in volume to Hon Hai, which accounted for 36.3% of our revenue in the year ended December 31, 2005. In recent months, Hon Hai has accounted for a larger percentage of our revenue than Inventec.

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001 to $225.2 million in 2005. We generated net income of $10.4 million in 2004, our first profitable year, and generated net income of $48.2 million in 2005. Net income included non-cash, stock-based compensation charges of $5.8 million in 2004 and $2.2 million in 2005. These charges are described in more detail under “Financial Operations Overview—Stock-Based Compensation.”

We have grown our employee base from six at inception to 284 people as of December 31, 2005 in five countries, with approximately one-half of our employees, primarily engineering staff, located in India. We expect that our headcount will increase further to support our expected growth.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their original design manufacturer, or ODM, partners. Historically, our products were only incorporated into hard disk drive-based personal media players. However, in 2005, we introduced the PP5022/5021 and the PP5024. The PP5022/5021, our fifth generation SoC, is designed for use in both hard disk drive and flash-based personal media players, and the PP5024 is a flash-specific product. These new platforms have enabled us to target a larger percentage of the personal media player market, and we began recognizing revenue from flash-based platforms in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. We intend to continue to focus primarily on customers that produce small form factor, feature-rich personal media players and to leverage our personal media player capabilities to address adjacent market opportunities such as secondary displays in notebook computers. Additionally, during 2005, we made investments in innovative wireless technologies that we believe will contribute to our future growth. For example, our products have recently been designed into personal media players that utilize satellite radio capabilities.

Some of our customer relationships, other than Inventec and Hon Hai, have been developed over a short period of time and are generally in the preliminary stages. We cannot assure you that these customers will generate significant revenue, that we will be able to retain these customers or that we will continue to be successful in attracting new customers. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenue for the foreseeable future.

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to the Asia/Pacific region, including Japan, accounted for approximately 99.0%, 99.1%, and 98.5% in 2005, 2004 and 2003, respectively. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

We outsource to independent third parties substantially all of the implementation of certain design aspects of our SoCs and substantially all of our manufacturing logistics, including the manufacturing, test, packaging, warehousing and shipping of our SoCs. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. We also have a logistics warehouse in Hong Kong, which is managed by a local third party, from which location we expect the majority of future shipments to our customers to continue to be made. We have recently started working directly with third-party manufacturing vendors, and we expect that in the future we may gradually increase our level of managing certain logistical aspects associated with a traditional fabless semiconductor business model.

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

Our internal forecasting and planning is based in part on our customer forecasts. As we are currently operating in a relatively new industry segment, availability of current market forecasts for feature-rich personal media players is limited. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

Financial Operations Overview

The following describes certain line items in our statements of operations:

Revenue

We generate revenue from sales of our platforms. The main factors that impact our revenue are unit volumes shipped and average selling prices. We have experienced quarter-over-quarter unit volume increases for the past ten quarters while we have seen average selling prices decline over time as our platforms have matured in the market. Overall, we expect average selling prices for our platforms to decline over time as products mature. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates.”

Cost of Revenue

Cost of revenue consists primarily of the cost of finished goods and, to a lesser extent, certain technology license fees, freight charges, personnel and occupancy associated with manufacturing support, quality assurance and internal inventory handling costs. The cost of finished goods includes the cost for fully packaged and tested semiconductors that we purchase from our manufacturing logistics partners. Cost of revenue may additionally include write-offs of certain inventories based on declines in forecasted demand in future periods.

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In 2005 and 2004, we recorded revenue, and accordingly, gross profit of approximately $0.6 million and $0.3 million, respectively, related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Before releasing new products, we incur charges for prototype wafers and mask set revisions, which can cause a fluctuation in research and development expense. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $0.2 million, $0.5 million and $0.8 million in 2005, 2004 and 2003, respectively. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

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

Variable stock-based compensation results from the difference between the fair value of the stock award and the price at which the instrument can be exercised. We have recorded variable stock-based compensation related to option awards to a director, four non-employee advisory consultants and certain employees, as well as a note to a stockholder, who was also a director until his resignation in July 2005, for consulting services. Although most of such instruments have vested or have been terminated, we expect to incur variable stock-based compensation from some of these instruments in future periods. Through December 31, 2005, we report stock-based compensation as a separate expense rather than including it in the functional category to which it relates, as we believe it provides a more meaningful comparison.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 123, (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, or APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement presentation. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS 123R such that we must adopt the new standard effective January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, the assumed forfeiture rate and the transition method to be used at the date of adoption. SFAS 123R is described in more detail under “Critical Accounting Policies and Estimates.”

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists mostly of interest earned on our cash and investments, offset by interest expense associated with our bank borrowings.

Provision for Income Taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using current effective rates. Further, deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize a benefit if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and will recognize a liability when we believe that it is probable that a liability exists. Further, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Internal Revenue Code Sections 382 and 383.

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

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory on-hand and inventory for which we have placed non-cancelable orders for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In 2005 and 2004, we sold inventory that had been previously written-off due to changes in customer demand for older generations of SoC. In 2005 and 2004, we recorded revenue, and accordingly, gross profit of $0.6 million and $0.3 million, respectively, related to the sale of this inventory.

Stock-Based Compensation

We have elected to follow the intrinsic value-based method prescribed by APB 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares issuable under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS 123, which requires that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 1 of our consolidated financial statements, consisting of the expected life of the option, risk-free interest rate, volatility and dividend yield.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes Accounting

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement presentation. In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we must adopt the new standard effective January 1, 2006. Under SFAS 123R, we are required to determine the transition method to be used at date of adoption, an appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost and. In addition, the adoption of SFAS 123R will require additional accounting related to the tax benefit on share-based payments.

We plan to adopt SFAS 123R using the modified prospective method. We anticipate using the Black-Scholes model to determine the fair value of our share-based payments and recognizing compensation cost on a straight-line basis over the vesting periods. We expect that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 to the Consolidated Financial Statements.

We grant options and warrants to employees, directors and consultants. Stock-based compensation includes the fair value of instruments issued to consultants and directors and the amortization of deferred stock compensation associated with options to employees. The fair value of instruments to consultants is based on management’s estimates using Black-Scholes option pricing models. Instruments to consultants that are not fully vested are subject to periodic revaluation (variable accounting), over the vesting term. These fair value estimates are based on a number of variables, including the fair value of the stock underlying the instrument, which are subject to change over the lives of the instruments.

In 2005, our board of directors approved the grant of shares of restricted stock. We recorded the value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the vesting period, typically five years. The value of the restricted stock awards was based on the closing market price of our common stock on the date of grant. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including the tax effects attributable to net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We believe sufficient uncertainty exists regarding the realizability of some of our deferred tax assets such that a valuation allowance is required for those assets. Under certain conditions related to our future profitability and other business factors, we believe it is possible that, as in 2005, our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of all or part of our net operating losses and other reserved deferred tax assets. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we reverse some or all of our deferred tax asset valuation allowance into income as a reduction of tax expense. The portion of the valuation allowance reversal that relates to net operating losses associated with stock option transactions is taken as a credit to stockholders’ equity. Thereafter, we would expect to record income tax expense at a higher rate.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Years Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.2	58.1	58.6

Gross profit	44.8	41.9	41.4

Operating expenses:
Research and development	16.1	16.0	53.0
Selling, general and administrative	7.3	8.2	24.2
Stock-based compensation	1.0	6.3	2.3

Total operating expenses	24.4	30.5	79.5

Operating income (loss)	20.4	11.4	(38.1)
Other income (expense), net	2.2	0.3	(0.3)

Income (loss) before income taxes	22.6	11.7	(38.4)
Provision for income taxes	(1.2)	(0.5)	—

Net income (loss)	21.4%	11.2%	(38.4)%

Years Ended December 31, 2005 and 2004

Revenue.    Revenue increased to $225.2 million in 2005 from $92.6 million in 2004, a 143% increase. This increase was primarily due to an approximately 187% increase in unit shipments of our platforms, partially offset by an approximately 15% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market, the introduction of our PP5022 product family into the market in 2005, with increased sales in the second half of 2005 as our PP5022 product family was incorporated into new flash memory-based products, and an increase in market share for products manufactured by our primary customers. Revenue on sales to the Asia/Pacific region, including Japan, was 99.0% and 99.1% in 2005 and 2004, respectively. Sales to Inventec and Hon Hai in 2005 represented 93.0% of our revenue in that period. Inventec also accounted for 89.3% of our revenue in 2004. Both Inventec and Hon Hai manufacture products for Apple Computer Inc.

Cost of revenue and gross margin.    Cost of revenue increased to $124.3 million in 2005 from $53.7 million in 2004, a 131% increase. This increase was primarily due to an approximately 187% increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 20% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 44.8% in 2005 and 41.9% in 2004. We recognized revenue of approximately $0.6 million and $0.3 million, respectively, in 2005 and 2004 on the sale of previously written-off older-generation inventory. Gross margin in 2004 was negatively impacted by approximately $0.6 million of charges related to excess and obsolete inventory. Similar charges in 2005 were negligible. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development.    Research and development expense, not including stock-based compensation, increased to $36.2 million in 2005 from $14.8 million in 2004, a 145% increase. Approximately $11.4 million of the increase was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product. In addition, approximately $7.9 million of the increase was due to an increase in personnel-related expenses, resulting from a 54.4% increase in research and development headcount at December 31, 2005 compared to December 31, 2004, as well as an increase in our utilization of outside consultants. We also had an increase of approximately $0.8 million related to expensed equipment and software, as we continued to invest in technology to support our current and future products. We expect to continually increase our spending for the development of future product generations in 2006 and beyond, including investments in innovative wireless technologies.

Selling, general and administrative.    Selling, general and administrative expense, not including stock-based compensation, increased to $16.4 million in 2005 from $7.6 million in 2004, a 116% increase. Professional services-related expenses, including accounting and legal expenses, increased by $4.1 million, primarily due to costs for Sarbanes-Oxley compliance, our expenses associated with the filing of our Form S-1 with the Securities and Exchange Commission in the fourth quarter of 2005 and other costs associated with our becoming a publicly-held company in November 2004. Additionally, personnel-related expenses increased by $3.1 million, resulting from a 67.6% increase in selling, general and administrative headcount at December 31, 2005 compared to December 31, 2004. Travel and marketing expenses also increased by approximately $0.8 million, which was primarily associated with the promotion of our products. We expect to continually increase our selling, general and administrative expenses as we grow our business.

Stock-based compensation.    Stock-based compensation expense decreased to $2.2 million in 2005 from $5.8 million in 2004. Stock-based compensation expense for the year ended December 31, 2005 was comprised of $1.4 million related to the amortization of deferred stock compensation, $0.6 million related to restricted stock awards, and $0.2 million related to variable compensation for stock options granted to non-employee advisory consultants and certain employees. Stock-based compensation expense for the year ended December 31, 2004 was primarily comprised of $2.6 million related to a non-recourse promissory note issued by a director in exchange for his consulting services to us, $1.7 million related to the amortization of deferred stock option compensation, $0.8 million related to options granted to a director in connection with his management services to us, $0.6 million related to a common stock warrant offered to our chief executive officer in connection with a bonus award and $0.1 million related to variable compensation for stock options granted to non-employee advisory consultants.

Interest and other income (expense), net.    Interest and other income, net, increased to $5.0 million in 2005 from $0.3 million in 2004. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments.

Provision for income taxes.    Our provision for income taxes was $2.7 million in 2005, compared to $0.5 million in 2004. The tax provision for 2005 is the result of applying an annualized effective tax rate of 5.4%. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 4.4%. During 2005, management assessed the expected realization of available deferred tax assets, including the net operating loss carryforwards and certain research and development related tax credits. Based on this assessment, it was determined that, more likely than not, we would realize a benefit from certain of those assets, and, accordingly, we reduced the related valuation allowance for those assets. As a result of this reversal of the valuation allowance, we recorded a benefit of $8.6 million to our tax provision for the year ended December 31, 2005. Including this $8.6 million benefit to the tax provision, we recorded a net tax provision of $2.7 million for

2005. In 2004, we were able to fully utilize available deferred tax assets to offset all taxable income, but we were required to record a tax provision as a result of alternative minimum tax.

Years Ended December 31, 2004 and 2003

Revenue.    Revenue increased to $92.6 million in 2004 from $20.9 million in 2003, a 343% increase. This increase was primarily due to an approximately 437% increase in unit shipments of our platforms, partially offset by an approximately 18% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market, although we expect to sell new products with enhanced features at relatively higher prices initially. Overall, however, we expect the average selling prices for our products in aggregate to decline over time, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the HDD-based personal media player market and the introduction of our PP5020 SoC into the market at the end of 2003. Revenue on sales to the Asia/Pacific region, including Japan, increased to 99.1% in 2004 from 98.5% in 2003. Sales to Inventec accounted for 89.3% of our revenue in 2004 compared to 84.6% of our revenue in 2003.

Cost of revenue and gross margin.    Cost of revenue increased to $53.7 million in 2004 from $12.3 million in 2003, a 337% increase. This increase was primarily due to an increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 19% decline in our average cost per unit shipped as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 41.9% in 2004 and 41.4% in 2003. We recognized revenue and gross profit of approximately $0.3 million in 2004 on the sale of previously written-off inventory for older generations of SoC platforms with an original cost of approximately $0.2 million. There were no such sales of previously written off material in 2003. In 2004 we wrote-off approximately $0.6 million for excess and obsolete inventory for older generation products in excess of future demand as most of our principal customers had successfully transitioned to our latest product during 2004. Similar inventory write-offs of $0.6 million were recorded in 2003. We expect additional inventory write-offs from time to time and our gross margin to fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development.    Research and development expense increased to $14.8 million in 2004 from $11.1 million in 2003, a 33% increase. Approximately $2.8 million of the increase was due to an increase in personnel-related expenses resulting from a 43% increase in research and development headcount as of December 31, 2004 over the period ended December 31, 2003. The majority of this headcount increase occurred in the second half of 2004. In addition, we had an increase of approximately $1.2 million in engineering-related expenses, as well as a $0.3 million increase in travel-related expenses. The majority of our engineering expenses related to supporting hardware and software modifications on our current product and to design work on future product generations. Overall, the increase was offset by a decrease of $0.5 million in depreciation and maintenance expenses as a result of reduced capital expenditures. We expect that we may increase our spending for the development of future product generations in future periods.

Selling, general and administrative.    Selling, general and administrative expense increased to $7.6 million in 2004 from $5.1 million in 2003, a 49% increase. The increase of approximately $2.5 million was primarily due to an increase of $1.5 million in personnel-related expenses, resulting from a 31% increase in selling, general and administrative headcount in 2004 over 2003, an increase of $0.3 million in marketing and travel-related expenses, and an increase of $0.7 million in professional services-related expenses, including outside services, accounting and legal expenses, as well as an increase in commissions paid to outside sales representatives.

Stock-based compensation.    Stock-based compensation expense increased to $5.8 million in 2004 from $0.5 million in 2003. In 2004, we recorded $0.6 million of stock compensation expense related to the director’s consulting services. In addition, in 2004 we recorded approximately $1.7 million in relation to the amortization of deferred stock-based compensation related to employee grants as the fair value of our common stock increased during the past twelve months. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In 2004 we additionally recorded approximately $2.0 million in association with a non-recourse promissory note issued by a director in exchange for his consulting services to us and an additional $0.8 million associated with 133,333 options granted to a director in connection with his management services to us. Further, an additional $0.6 million in stock-based compensation in 2004 was associated with common stock warrants offered to our chief executive officer in connection with a bonus award, and $0.1 million was recorded in relation to stock options granted to non-employee advisory consultants. The $0.5 million of stock compensation expense in 2003 related to variable stock compensation in connection with a director’s consulting services.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal years 2005 and 2004 we generated $54.9 million and $3.2 million, respectively, of cash from our operating activities. Through December 31, 2005, we raised approximately $200.3 million through equity financings and, to a lesser extent, the exercise of stock options, which includes approximately $111.0 million, net of fees and cash paid for expenses, raised from the initial public offering of our common stock in November 2004. As of December 31, 2005, we had approximately $179.5 million in cash, cash equivalents and short-term investments. We outsource our design implementation and all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash provided by operating activities was $54.9 million in year ended December 31, 2005, compared to $3.2 million in the year ended December 31, 2004. In the year ended December 31, 2005, net cash generated by operating activities resulted primarily from net income of $48.2 million as well as the increases in accounts payable, accrued liabilities and deferred income, which more than offset the growth in accounts receivable, inventory and other current assets. The increase in accounts payable was due to an increased volume of inventory receipts and the related payments to our inventory vendors compared to the prior period. In 2004, net cash generated by operating activities resulted primarily from net income and the increases in accrued liabilities and deferred income, which more than offset the growth in accounts receivable and inventory driven by higher sales. The significant increase in deferred income for the year ended December 31, 2004 compared to the prior year was due to an increase in shipments during the last weeks of 2004, which, in accordance with our revenue recognition policy, we did not recognize as revenue until the first quarter of 2005. The deferred income represents the margin associated with this deferred revenue. See “Critical Accounting Policies and Estimates—Revenue Recognition.” The increase in other accrued liabilities at December 31, 2004 was mainly due to the larger amount of engineering-related expenses incurred compared to the prior year period.

Net cash used in operating activities was $5.5 million in 2003. In 2003, net cash used in operating activities resulted from our losses and the growth in accounts receivable driven by higher sales, offset by a corresponding decrease in inventory and the increase in accounts payable. The increase in accounts payable reflects increased inventory purchasing activity.

Investing Activities

Capital expenditures were approximately $3.1 million in 2005, $0.6 million in 2004 and $47,000 in 2003. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development. The increase in capital expenditures was primarily due to the purchase of more equipment in recent years, compared to prior years when more tools or equipment on each project were leased or rented. We anticipate an increase in our capital expenditures consistent with our anticipated growth, including development costs for the purchase of land in India. Net cash used in investing activities also consisted of the net purchase of $67.0 million and $64.7 million of short-term marketable securities in 2005 and 2004, respectively.

Financing Activities

Net cash provided by financing activities was $4.4 million in 2005, $110.2 million in 2004 and $0.3 million in 2003. Financing activities included the issuance and sale of our common stock and convertible preferred stock, borrowings and repayments against our bank borrowings, and the exercise of options to purchase our common stock. In 2005, net proceeds from the issuance of our common stock as a result of stock option exercises and employee stock purchases were $4.4 million. In November 2004, we raised $113.6 million in net proceeds to the company, not including expenses, from our initial public offering of approximately 7,187,500 shares of common stock, which includes 937,500 shares from the underwriters’ full exercise of the over-allotment option. Cash paid for expenses related to initial public offering costs were $2.6 million. In 2004, we additionally received $1.3 million from the issuance and sale of vested shares of common stock pursuant to the exercise of stock options and received $3.5 million from, and repaid $5.6 million against, our bank borrowings. In 2003, we received $1.3 million from, and repaid $1.1 million against, our bank borrowings.

As of December 31, 2005, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

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

Contractual Obligations

As of December 31, 2005, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$2,638	$615	$1,590	$433
Unconditional Purchase Obligations (2)	50,015	48,752	1,263	—

Total	$52,653	$49,367	$2,853	$433

(1)	Operating leases include agreements for building facilities.

(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development and land development costs. Of the unconditional purchase obligations noted above, $46.6 million relates to commitments for inventory.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement presentation. In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we must adopt the new standard effective January 1, 2006. Under SFAS 123R, we are required to determine the transition method to be used at date of adoption, an appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost and. In addition, the adoption of SFAS 123R will require additional accounting related to the tax benefit on share-based payments.

We plan to adopt SFAS 123R using the modified prospective method. We anticipate using the Black-Scholes model to determine the fair value of our share-based payments and recognizing compensation cost on a straight-line basis over the vesting periods. We expect that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 to the Consolidated Financial Statements.

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect FSP 115-1 to have a material impact.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PortalPlayer, Inc.:

We have audited the accompanying consolidated balance sheets of PortalPlayer, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PortalPlayer, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

March 8, 2006

PORTALPLAYER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$48,074	$58,892
Short-term investments	131,435	64,708
Accounts receivable	46,678	20,080
Inventory—net	7,212	1,762
Deferred tax assets	3,577	—
Prepaid expenses and other current assets	4,862	1,872

Total current assets	241,838	147,314
Property and equipment—net	3,766	661
Deferred tax assets	5,025	—
Other assets	1,497	521

Total assets	$252,126	$148,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$29,352	$1,290
Accrued liabilities	12,083	4,195
Deferred income	10,850	4,024
Deferred rent	5	55
Income taxes payable	2,047	479

Total current liabilities	54,337	10,043
Deferred rent, long-term	331	5

Total liabilities	54,668	10,048

Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $.0001 par value—5,000,000 shares authorized; None issued in 2005 and 2004	—	—
Common stock, $.0001 par value—250,000,000 shares authorized; issued and outstanding: 24,376,670 shares in 2005 and 23,091,660 shares in 2004, respectively	219,446	205,468
Deferred stock-based compensation	(7,767)	(4,799)
Accumulated other comprehensive loss	(264)	(37)
Accumulated deficit	(13,957)	(62,184)

Total stockholders’ equity	197,458	138,448

Total liabilities and stockholders’ equity	$252,126	$148,496

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue	$225,189	$92,563	$20,939
Cost of revenue	124,343	53,743	12,274

Gross profit	100,846	38,820	8,665

Operating expenses:
Research and development (1)	36,234	14,823	11,103
Selling, general and administrative (1)	16,413	7,605	5,072
Stock-based compensation	2,217	5,797	473

Total operating expenses	54,864	28,225	16,648

Operating income (loss)	45,982	10,595	(7,983)
Interest income	4,985	461	159
Interest and other expense, net	(10)	(192)	(222)

Income (loss) before income taxes	50,957	10,864	(8,046)
Provision for income taxes	2,730	481	—

Net income (loss)	$48,227	$10,383	$(8,046)

Basic net income (loss) per share	$2.06	$2.46	$(124.17)

Diluted net income (loss) per share	$1.90	$0.57	$(124.17)

Shares used in computing basic net income (loss) per share	23,424,418	4,223,609	64,800

Shares used in computing diluted net income (loss) per share	25,358,085	18,127,960	64,800

(1) Amounts exclude stock-based compensation, as follows:
Research and development	$1,144	$494	$—
Selling, general and administrative	1,073	5,303	473

	$2,217	$5,797	$473

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Note Receivable from Stockholder	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 2002	29	535	(1,037)	—	—	(64,521)	(65,023)
Net loss	—	—	—	—	—	(8,046)	(8,046)
Exercise of stock options	110	50	—	—	—	—	50
Accrued interest on note receivable from stockholder	—	—	(30)	—	—	—	(30)
Stockholder consulting services (Note 14)	—	—	473	—	—	—	473

Balance—December 31, 2003	139	585	(594)	—	—	(72,567)	(72,576)
Components of comprehensive income:
Net income	—	—	—	—	—	10,383	10,383
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(37)	—	(37)

Total comprehensive income							10,346
Issuance of common stock in initial public offering, net of issuance costs of $11,730	7,188	110,458	—	—	—	—	110,458
Conversion of preferred stock to common stock	12,854	85,133	—	—	—	—	85,133
Exercise of stock options	2,911	1,304	—	—	—	—	1,304
Warrants issued from bonus award (Note 10)	—	631	—	—	—	—	631
Accrued interest on note receivable from stockholder	—	—	(25)	—	—	—	(25)
Stockholder consulting services (Note 14)	—	—	630	(625)	—	—	5
Payment of consulting fee	—	—	(1,568)	—	—	—	(1,568)
Collection of stockholder note	—	—	1,557	—	—	—	1,557
Deferred stock-based compensation	—	6,561	—	(6,561)	—	—	—
Cancellation of deferred stock-based compensation	—	(80)	—	80	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,307	—	—	2,307
Issuance of common stock options to non-employee for services	—	876	—	—	—	—	876

Balance—December 31, 2004	23,092	205,468	—	(4,799)	(37)	(62,184)	138,448
Components of comprehensive income:
Net income	—	—	—	—	—	48,227	48,227
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(227)	—	(227)

Total comprehensive income							48,000
Issuance costs related to issuance of common stock in initial public offering	—	20	—	—	—	—	20
Issuance of common stock under options exercises and employee stock purchase plan	1,015	4,342	—	—	—	—	4,342
Issuance of common stock in connection with net warrant exercises	16	—	—	—	—	—	—
Cancellation of deferred stock-based compensation	—	(60)	—	60	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,422	—	—	1,422
Restricted stock-based compensation	261	5,154	—	(5,154)	—	—	—
Cancellation of restricted stock-based compensation	(7)	(121)	—	121	—	—	—
Amortization of restricted stock-based compensation	—	—	—	583	—	—	583
Issuance of common stock options to non-employee for services	—	128	—	—	—	—	128
Tax benefits from stock options	—	4,515	—	—	—	—	4,515

Balance—December 31, 2005	24,377	$219,446	$—	$(7,767)	$(264)	$(13,957)	$197,458

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$48,227	$10,383	$(8,046)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	902	866	1,393
Loss (gain) on disposal of property	10	(9)	(1)
Amortization of discounts and premiums on investments, net	39	—	—
Non-cash stock-based compensation	2,133	5,797	473
Accrued interest on note receivable from stockholder	—	(25)	(30)
Amortization of debt discount	—	53	163
Deferred income taxes	(8,602)	—	—
Income tax benefit from stock options	4,515	—	—
Changes in assets and liabilities:
Accounts receivable	(26,598)	(15,098)	(3,563)
Inventory	(5,450)	(766)	1,919
Prepaid expenses and other current assets	(2,990)	(1,438)	95
Other assets	(976)	5	8
Accounts payable	27,956	(1,886)	976
Accrued liabilities	7,066	2,053	18
Deferred income	6,826	2,868	1,078
Income taxes payable	1,568	479	—
Deferred rent	276	(81)	(18)

Net cash provided by (used in) operating activities	54,902	3,201	(5,535)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	9	3
Proceeds from sales or maturities of investments	123,484	—	—
Purchase of investments	(190,477)	(64,744)	—
Purchase of property and equipment	(3,089)	(578)	(47)

Net cash used in investing activities	(70,082)	(65,313)	(44)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	4,362	112,320	50
Payments for consulting services	—	(1,568)	—
Collections on note receivable from stockholder	—	1,557	—
Proceeds from notes payable, net of fees	—	3,479	1,340
Repayments on notes payable	—	(5,562)	(1,111)

Net cash provided by financing activities	4,362	110,226	279

Net increase (decrease) in cash and cash equivalents	(10,818)	48,114	(5,300)
Cash and cash equivalents—beginning of year	58,892	10,778	16,078

Cash and cash equivalents—end of year	$48,074	$58,892	$10,778

Supplemental cash flow information—interest paid	$—	$106	$102

Supplemental cash flow information—taxes paid	$5,251	$42	$—

Supplemental disclosure of noncash investing and financing activities:
Issuance of preferred stock for note receivable from stockholder and periodic revaluation in 2004	$—	$1,978	$—

Deferred stock-based compensation, net	$(60)	$6,481	$—

Restricted stock-based compensation, net	$5,033	$—	$—

Liabilities accrued for the purchase of property and equipment	$928	$—	$—

Conversion of preferred stock to common stock	$—	$85,133	$—

See accompanying Notes to Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company develops semiconductor, firmware and software platforms for portable multimedia products such as personal media players and secondary display-enabled notebook computers.

Certain Significant Risks and Uncertainties—Future sales are subject to various risks and uncertainties. The market for the Company’s products is characterized by rapid technological developments, frequent new product introductions and evolving standards. These changes require the Company to continually improve the performance, features and reliability of its products, particularly in response to competition. New products and enhancements necessary to meet competition and expand the Company’s business may require substantial research and development. The Company has one customer that accounted for approximately 57%, 89% and 85% of revenue in 2005, 2004 and 2003. Additionally, approximately 36% of the Company’s revenue in 2005 was concentrated with another customer. Both of these customers manufacture products for the same original equipment manufacturer. The loss of sales to these customers would have a significant negative impact on the Company’s business. Competitors with greater financial and marketing resources may be able to better respond to changing conditions.

Basis of Consolidation—The consolidated financial statements include the accounts of PortalPlayer, Inc., and its wholly owned subsidiary, PortalPlayer (India) Private Limited, located in India. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Split—The consolidated financial statements reflect a 1-for-3 reverse stock split of the Company’s common stock in November 2004. The reverse stock split reduced the conversion ratio of the convertible preferred stock by 66 2/3% (but not the number of outstanding convertible preferred shares). All common share, per common share, and convertible preferred stock conversion ratio information in the accompanying consolidated financial statements has been retroactively restated to reflect this split.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, U.S. Agency, asset backed securities and Commercial Paper. Debt securities with maturities greater than three months and remaining maturities less than one year are available-for-sale and are classified as short-term investments. Debt securities with maturity dates greater than one year are also classified as short-term investments as management considers them to be available for current operations if needed. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive loss in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The Company’s investment policy limits the amount of credit exposure to any one issuer of debt securities.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents and short-term investments consist of the following at December 31, 2005 and 2004, respectively (in thousands):

At December 31, 2005:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash	$24,829	$—	$—	$24,829
Money market funds	4,152	—	—	4,152
Asset backed securities	17,890	—	(48)	17,842
Commercial paper	91,983	3	(156)	91,830
Corporate bonds and notes	23,082	—	(43)	23,039
U.S. agency notes	17,837	1	(21)	17,817

Total	$179,773	$4	$(268)	$179,509
Less: amounts classified as cash and cash equivalents				48,074

Total short-term investments				$131,435

At December 31, 2004:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash	$11,075	$—	$—	$11,075
Money market funds	8,409	—	—	8,409
Commercial paper	44,744	9	(2)	44,751
Corporate bonds and notes	31,639	—	(51)	31,588
U.S. agency notes	27,770	7	—	27,777

Total	$123,637	$16	$(53)	$123,600
Less: amounts classified as cash and cash equivalents				58,892

Total short-term investments				$64,708

Amortized costs and estimated fair values of available-for-sale securities by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
As of December 31, 2005:
Amounts maturing within one year	$130,170	$129,908
Amounts after one year and through 5 years	1,534	1,527

	$131,704	$131,435

As of December 31, 2005 and 2004, the Company has restricted cash related to a deposit for the Company’s facilities lease in Washington totaling $0.3 million. As of December 31, 2005, the Company also has approximately $42,000 of deposits held in security in relation to certain customs and duties guarantees for our

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engineering facility in India. These amounts have been included within other current assets and other assets in the consolidated balance sheets.

Fair Value of Financial Instruments—The fair value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these financial instruments.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of December 31, 2005 and 2004, approximately 38% and 98% respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the years ended December 31, 2005, 2004 and 2003, the same group accounted for 57%, 89% and 85% respectively, of revenue. In connection with contracts to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, approximately 59% of the Company’s gross accounts receivable as of December 31, 2005 was concentrated with another customer, who accounted for none of the gross accounts receivable as of December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, this customer accounted for 36%, 0% and 0% of revenue, respectively.

Inventory—Inventory is comprised of the cost of work in progress and finished goods valued at the lower of cost or market, computed on a first-in, first out basis. The Company evaluates inventory on-hand and inventory for which we have placed non-cancelable orders for excess and obsolescence and writes off units that are unlikely to be sold based upon demand forecasts.

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

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The related gain or loss, if any, is included in the consolidated statements of operations.

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

Revenue Recognition—The Company sells its products to original equipment manufacturers, original design manufacturers and distributors and recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, when persuasive evidence of an arrangement

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exists, delivery of the product has occurred, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured, and the rights and risks of ownership have passed to the customer. Revenue to customers is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. The Company has no return policy or post-shipment obligations. The Company defers the gross profit on these shipments until expiration of the acceptance period. The Company has and may in the future enter into agreements providing for maximum prices that would limit our gross margins. The Company does not offer subsequent discounts, marketing credits, coupons or other forms of sales incentives to its customers at this time.

Firmware is an integral and significant component of products when shipped. Firmware upgrades, maintenance and support are not offered to customers. Revenue from customer service arrangements is recognized in accordance with SAB 104 on a straight-line basis over the contractual period, generally one year, and is not significant for any period presented. To date, management has not reserved for product returns as customer returns have been insignificant.

Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in cost of revenue in the Company’s statements of operations.

Product Warranty—The Company provides a warranty on its products for a period of twelve to fifteen months from the date of delivery or manufacture, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of sales may be required in future periods. Components of the reserve for warranty costs consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004
Beginning balance	$208	$30
Additions related to current period sales	189	246
Warranty costs incurred in the current period	(109)	(68)

Ending balance	$288	$208

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

The Company has entered into engineering service agreements with several customers to customize its platform products. The Company provides resources in connection with these agreements and, in return, requires reimbursement from these companies to cover some of the costs. For the years ended December 31, 2005, 2004 and 2003, the Company reduced research and development expense by $0.2 million, $0.5 million and $0.8 million, respectively, for reimbursements provided by these companies.

Stock-Based Compensation—The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (or, APB) Opinion No. 25, “Accounting

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees, other than restricted stock awards, in accordance with Emerging Issues Task Force (or, EITF) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Restricted stock awards are recorded at their fair value, based on the closing market price of the Company’s common stock on the grant date, as a component of stock-based compensation. Statement of Financial Accounting Standards (or, SFAS) No. 123, “Accounting for Stock-Based Compensation”, requires the Company to disclose pro forma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using the fair value method of SFAS 123 rather than the intrinsic value method of APB 25. The pro forma information is as follows (in thousands, except per-share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$48,227	$10,383	$(8,046)
Add: Total stock-based employee compensation included in reported net income (loss)	1,422	1,682	—
Less: Fair value of stock-based employee compensation	(4,722)	(1,808)	(138)

Pro forma net income (loss)	$44,927	$10,257	$(8,184)

Net income (loss) per share:
Basic—Reported	$2.06	$2.46	$(124.17)

Pro forma	$1.92	$2.43	$(126.30)

Diluted—Reported	$1.90	$0.57	$(124.17)

Pro forma	$1.79	$0.57	$(126.30)

The Company’s calculation of additional stock-based compensation expense was made using a Black-Scholes option-pricing model with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.87% to 4.39%	3.59%	2.48% to 3.23%	3.18% to 4.25%	—	—
Expected life	5 years	5 years	5 years	0.5 years	—	—
Expected volatility (subsequent to August 3, 2004)	71.1% to 72.5%	71.1%	—	50.3% to 71.1%	—	—
Expected dividends	$—	$—	$—	$—	$—	$—

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

Net Income (Loss) per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share was the same as basic net loss per share for 2003, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

Foreign Currency Translation—The U.S. dollar is the functional currency of the Company’s foreign subsidiary located in India. Monetary assets and liabilities of the subsidiary are remeasured into U.S. dollars at

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current exchange rates prevailing at the balance sheet date, non-monetary assets and liabilities as well as equity are remeasured into U.S. dollars at historical exchange rates, and income and expense accounts are remeasured into U.S. dollars at average exchange rates.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Net comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003, respectively, is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$48,227	$10,383	$(8,046)
Net change in unrealized loss on investments	(227)	(37)	—

Net comprehensive income (loss)	$48,000	$10,346	$(8,046)

Income Taxes—The Company accounts for income taxes under the asset and liability method, under which deferred tax assets, including the tax effects attributable to net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. The Company believes sufficient uncertainty exists regarding the realizability of some of the net deferred tax assets such that a valuation allowance is required. Under certain conditions related to our future profitability and other business factors, we believe it is possible that, as in 2005, our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of all or part of our net operating losses and other deferred tax assets. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we would reverse some or all of our deferred tax asset valuation allowance into income as a reduction of tax expense. The portion of the valuation allowance reversal that relates to net operating losses associated with stock option transactions would be taken as a credit to stockholders’ equity. Thereafter, we would expect to record income tax expense at a higher rate.

Reclassifications—Certain amounts in the prior years have been reclassified to conform with the current year presentation. These amounts consist of $196,000 as of December 31, 2004 that was reclassified from the “Accrued compensation related” component to the “Other” component of accrued liabilities (see Note 4.) The Company believes that this reclassification consistently applies the methodology used to classify the amounts included in accrued liabilities.

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement presentation. In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for FAS 123R such that we must adopt the new standard effective January 1, 2006. Under SFAS 123R, the company is required to determine the transition method to be used at date of adoption, an appropriate fair value model to be used for valuing share-based payments and the

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization method for compensation cost. In addition, the adoption of SFAS 123R will require additional accounting related to the tax benefit on share-based payments.

The Company plans to adopt SFAS 123R using the modified prospective method. The Company anticipates using the Black-Scholes model to determine the fair value of its share-based payments and recognizing compensation cost on a straight-line basis over the vesting periods. The Company expects that the adoption of SFAS 123R will have a material impact on its results of operations. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 to the Consolidated Financial Statements.

In November 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect FSP 115-1 to have a material impact.

2.    Inventory

Inventory, net of write-offs, consists of (in thousands):

	December 31,
	2005	2004
Inventory:
Work in progress	$757	$—
Finished goods	6,727	3,535
Write-off of excess units	(272)	(1,773)

	$7,212	$1,762

3.    Property and Equipment

Property and equipment consists of (in thousands):

	December 31,
	2005	2004
Purchased software	$2,911	$3,371
Computer equipment	801	1,540
Building	112	—
Office equipment and furniture	3,609	1,496
Leasehold improvements and other property and equipment	573	246

	8,006	6,653
Less: accumulated depreciation and amortization	(4,240)	(5,992)

Property and equipment, net	$3,766	$661

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was approximately $0.9 million in 2005, $0.9 million in 2004 and $1.4 million in 2003. Upon retirement or other disposal of property and equipment, the cost and related amount of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The related gain or loss, if any, is included in the consolidated statements of operations. In 2005, the Company retired approximately $2.6 million in property and equipment, most of which was fully depreciated. In relation to the retirement of these assets, we recorded a charge of approximately $10,000.

4.    Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31,
	2005	2004
Accrued compensation related	$2,752	$1,178
Accrued development fees	3,553	681
Reimbursements received in advance	53	379
Accrued legal and accounting fees	754	268
Other	4,971	1,689

	$12,083	$4,195

5.    Bank Borrowings

On September 26, 2002, the Company entered into a borrowing arrangement with a bank and granted a continuing security interest in substantially all of the Company’s assets to the bank. In 2002, in connection with the agreement, the Company paid facility fees of $0.1 million and issued a warrant with an estimated fair value of $0.1 million to purchase up to 66,007 shares of Series D convertible preferred stock, which in relation to the Company’s November 2004 reverse stock split (see Note 1), was effectively converted to a warrant to purchase 22,002 shares of common stock (see Note 10). In 2003, the Company paid facility fees of $35,000. These amounts have been recorded as a debt discount on the consolidated balance sheet as of December 31, 2003 and were amortized as additional interest expense over the terms of the lines of credit and term loan. For the years ended December 31, 2004 and 2003, amortization expense amounted to $0.1 million and $0.2 million respectively. As of December 31, 2004, the Company had repaid all amounts owed and no further amortization expense related to this arrangement was recorded in the year ended December 31, 2005.

Revolving Credit Line—Under the borrowing arrangement, the Company could borrow an amount not to exceed the lesser of $5.0 million or the borrowing base, minus, in each case, all outstanding letters of credit. Advances under the revolving credit line accrued interest on the outstanding principal balance at a rate equal to 0.75% above the bank’s prime rate as long as the rate is at least 4.75%. Interest was payable on a monthly basis. During fiscal year 2003, the Company borrowed $0.4 million under the letter of credit arrangement, and in 2004 has repaid all amounts owed.

Discount Guidance Line of Credit—On November 12, 2003, the Company negotiated a $10.0 million letter of credit arrangement. Advances under the arrangement accrued interest at a rate of 0.5% or 0.75% above the bank’s prime rate. Borrowings under the arrangement were secured by substantially all of the Company’s assets. During 2004, the Company borrowed $1.5 million under the line of credit and repaid the amounts owed.

Equipment Advance—On September 27, 2002, a bank made an equipment advance of $2.0 million to the Company to purchase equipment. Interest was payable monthly at a rate equal to 2.5% above the bank’s prime rate. The borrowing had been fully paid by the end of 2004.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 10, 2003, a bank made an equipment advance of $1.0 million to purchase equipment. Interest was payable monthly at a rate equal to the greater of 5% or 1% above the bank’s prime rate. In December 2004, the Company repaid all amounts owed.

Term Loan—On June 18, 2004, a bank made an advance of $2.0 million to the Company. Interest was payable monthly at a rate equal to the greater of 4.5% or 0.5% above the bank’s prime rate. In December 2004, the Company repaid all amounts owed.

In May 2005, the Company entered into a loan and security agreement (the “Loan Agreement”) that replaced the loan and security agreement dated as of September 26, 2002. The Loan Agreement provides a revolving line of credit of up to $15.0 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of December 31, 2005, there were no amounts outstanding under the Loan Agreement.

6.    Commitments

In April 2005, the Company entered into a new operating lease agreement for approximately 39,300 square feet of office space in San Jose, California to serve as the Company’s corporate headquarters. The lease, which commenced on May 1, 2005, has an initial term of 65 months and the Company has an option to extend the lease for an additional five years at fair market value. Under the agreement, the landlord contributed to certain tenant improvements made by the Company up to an agreed-upon amount. In December 2005, the Company entered into an amendment of the lease agreement which expanded the leased premises to include an additional 40,490 square feet of office space. The total amount of rental payments due over the initial lease term, net of expected landlord contribution to the tenant improvements, is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the net amount paid is recorded in deferred rent, which is included in liabilities in the accompanying balance sheets. In addition to the base rent on the facilities lease, the Company is responsible for certain costs and charges specified in the lease.

The Company leases facilities under noncancelable operating leases. At December 31, 2005, future minimum lease payments are as follows (in thousands):

Year ending December 31, 2006	$615
Year ending December 31, 2007	476
Year ending December 31, 2008	549
Year ending December 31, 2009	565
Year ending December 31, 2010	433

$2,638

Rent expense totaled $1.1 million, $1.4 million, $1.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense in 2005 and 2004 is net of sublease income of approximately $28,000 and $45,000. There was no sublease income in 2003.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has purchase commitments with its inventory suppliers with due dates within the next six months. Both the quantities and purchase prices are fixed in the noncancelable commitments. The following summarizes the Company’s contractual obligations for inventory purchases, other design tools and software for use in product development and land development costs at our India location at December 31, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	After 3 years
Non-cancelable inventory purchase orders	$46,592	$46,592	$—	$—
Engineering development tools	1,606	343	1,263	—
Land development	1,817	1,817	—	—

Total	$50,015	$48,752	$1,263	$—

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

8.    Convertible Preferred Stock

In November 2004, the Company completed its initial public offering (“the offering”) of 7,187,500 shares (including 937,500 shares in connection with the exercise of the underwriter’s over-allotments option) at a price to the public of $17.00 per share. Upon consummation of the offering, all outstanding shares of the Company’s convertible preferred stock were automatically converted into an aggregate of 12,854,231 shares of common stock. Subsequent to the offering, there were no preferred shares outstanding.

9.    Common Stock

Common stock reserved for issuance as of December 31, 2005 is as follows:

Warrants outstanding	41,542
Options outstanding	3,320,443
Employee stock purchase plan	486,714
Future option grants	323,768

4,172,467

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Stock Incentive Plan—The 2004 stock incentive plan was adopted in 2004 and as of December 31, 2005, 2,492,083 shares of common stock have been authorized for issuance under the plan. In addition, any shares subject to outstanding options under our 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under our 2004 stock incentive plan. As a result of this provision, 29,735 shares were added to the 2004 stock incentive plan as of December 31, 2005. The number of shares authorized for issuance under the 2004 stock incentive plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of:

•	2,333,333 shares;

•	5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or

•	the number of shares determined by the board of directors.

Under the 2004 stock incentive plan, options granted to optionees will generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire ten years from the date of grant. In the year ended December 31, 2005, the Company had a net issuance of 253,828 shares of restricted stock under the 2004 stock incentive plan. The Company recorded the $5.1 million value of these restricted stock grants as a component of stockholders’ equity and will amortize that amount over the vesting period, typically five years. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Amortization expense for these awards for the year ended December 31, 2005 was $0.6 million, and is included as a component of stock compensation expense. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method. There were no grants and therefore no amortization expense recorded in the corresponding period for the prior year.

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

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under the 1999 Stock Option Plan and the 2004 Stock Incentive Plan:

	Shares Available	Options Outstanding		Weighted Average Exercise Price Per Share
		Number of Shares	Exercise Price
Balance—December 31, 2002	354,270	3,304,197	$0.45-675.00	$1.41
Additional shares authorized for grant	758,333	—
Granted	(1,469,167)	1,469,167	0.45	0.45
Exercised	—	(110,147)	0.45	0.45
Cancelled	485,176	(485,176)	0.45-675.00	2.19

Balance—December 31, 2003	128,612	4,178,041	0.45-675.00	1.02
Additional shares authorized for grant	2,380,832	—
Granted	(1,149,222)	1,149,222	0.45-26.16	4.11
Exercised	—	(2,911,196)	0.45	0.45
Cancelled	28,212	(28,212)	0.45-2.40	8.72
Cancellation of 1999 Plan available for grant options	(98,266)	—

Balance—December 31, 2004	1,290,168	2,387,855	0.45-675.00	3.10
Additional shares authorized for grant	1,157,445	—
Granted	(1,969,252)	1,969,252	16.68-29.91	19.95
Restricted stock shares granted	(261,293)	—
Exercised	—	(937,429)	0.45-22.50	3.43
Cancelled	99,235	(99,235)	0.45-675.00	22.06
Restricted stock shares cancelled	7,465	—

Balance—December 31, 2005	323,768	3,320,443	$0.45-675.00	$12.43

The estimated weighted-average fair value of options granted was $12.28 in 2005, $7.09 in 2004 and $0.39 in 2003. The estimated weighted-average fair value of restricted stock shares granted was $19.73 in 2005. There were no restricted stock shares granted in 2004 and 2003. In 2004 and 2003, the Company granted certain stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees. The following table summarizes the weighted average exercise price and grant date fair value of these options:

	Weighted Average Exercise Price			Weighted Average Grant Date Fair Value
	Years Ended December 31,			Years Ended December 31,
Options Granted with Exercise Price	2005	2004	2003	2005	2004	2003
Equal to market price at date of grant	$19.95	$26.16	$0.45	$12.28	$15.97	$0.07
Less than market price at date of grant	$—	$3.16	$0.45	$—	$6.71	$1.92

The following table summarizes the shares exercisable information:

Shares Exercisable at	Number Exercisable	Weighted Average Exercise Price
December 31, 2003	2,767,023	$1.19
December 31, 2004	639,996	3.95
December 31, 2005	612,494	6.45

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

	Options Outstanding		Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.45	1,001,278	7.36	471,553	$0.45
2.25 – 5.70	405,962	8.46	29,120	4.29
9.72	82,909	8.74	4,967	9.72
16.68	754,520	9.33	82,687	16.68
16.90 – 20.72	334,842	9.29	3,378	18.92
20.80 – 24.43	371,141	9.49	4,296	21.81
24.45 – 29.91	365,993	9.64	12,695	26.23
112.50	600	4.34	600	112.50
450.00	2,356	4.71	2,356	450.00
675.00	842	5.15	842	675.00

$ 0.45 – 675.00	3,320,443	8.66	612,494	$6.45

2004 Employee Stock Purchase Plan—The Company’s 2004 employee stock purchase plan was adopted by the board of directors and was approved by the Company’s stockholder’s and became effective in October 2004. As of December 31, 2005, a total of 564,249 shares of common stock have been authorized for issuance under the 2004 employee stock purchase plan. The number of shares authorized for issuance under the employee stock purchase plan will be increased on the first day of each fiscal year from 2006 through 2014 by the lesser of:

•	400,000 shares;

•	1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	the number of shares determined by our board.

The 2004 employee stock purchase plan is intended to qualify shares sold for the benefits provided under Section 423 of the Internal Revenue Code. Employees, including officers and employee directors are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The 2004 employee stock purchase plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 833 shares. The purchase price of the stock will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. As of December 31, 2005, 77,535 shares had been issued under the 2004 employee stock purchase plan.

Stock-Based Compensation Related to Consultants—During the years ended December 31, 2005, 2004 and 2003, the Company granted options to purchase zero, 15,000 and zero shares, respectively, of common stock to consultants and advisors. Options to consultants and advisors which are not fully vested are subject to periodic revaluation over the vesting terms. The options granted in 2002 were fully vested at the time of grant. The options granted in 2004 either immediately vested at the time of grant or over periods up to four years. The Company recorded $128,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2005, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.77% to 4.45%, annualized volatility of 71.1% to 72.5% and no dividends during the expected term. The

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded $96,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.33% to 3.80%, annualized volatility ranging from 71.1% to 80% and no dividends during the expected term.

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

In the year ended December 31, 2005, the Company granted 600 shares of restricted stock to a consultant. The Company recorded the $13,000 value of this restricted stock grant, based on the closing market price of the Company’s common stock on the date of grant, as a component of stockholders’ equity and will amortize this amount over the vesting period.

Bonus Award— In May 2004 the Company modified a cash bonus arrangement with an officer to replace a portion of the bonus obligation with an additional bonus amount payable upon the closing of an initial public offering or of an acquisition of the Company. The additional bonus amount was paid in November 2004 in the form of a five-year warrant to purchase up to 41,067 common shares at $4.50 per share. In the year ended December 31, 2004, the Company recorded $0.8 million related to this arrangement, including $0.2 million for the cash portion and $0.6 million for the stock compensation expense associated with the fair value of this award. The fair value was derived using the Black-Scholes option pricing model with an expected life of 10 years, risk free interest rate of 3.70%, annualized volatility of 71% and no dividends during the expected term.

Additional Stock Plan Information— As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, compensation cost is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation, net of cancellations, of approximately $6.5 million was recorded during the year ended December 31, 2004, for the excess of fair value of the common stock underlying the options at the date of grant over the exercise price of the options. These amounts are being amortized over the vesting period on a straight-line basis. Amortization of deferred stock-based compensation related to employee grants was approximately $1.4 million and $1.7 million during the years ended December 31, 2005 and 2004, respectively.

10.    Warrants

In connection with the 2002 bank borrowing arrangement, the Company issued a detachable warrant to purchase 66,007 shares of the Company’s Series D convertible preferred stock at $1.515 per share, which in relation to the Company’s November 2004 reverse stock split (see Note 1), was effectively converted to a warrant to purchase 22,002 shares of common stock at $4.545 per share. The warrant was immediately exercisable. The Company determined the fair value of the warrant to be $80,000 using the Black-Scholes option pricing model and the following assumptions: fair value of Series D convertible preferred stock at the date of issuance of $4.545 per share, a contractual life of seven years, an annual risk free interest rate of 3.48%, volatility of 60%, and no future dividends. This amount was treated as a loan discount and was amortized as interest

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense over the 24-month term of the arrangement. In April 2005, the warrant was exercised and the exercise price was paid for by net issue exercise, in which the holder of the warrant relinquished its right to purchase 5,784 of these shares, pursuant to the terms of the warrant and was issued 16,218 shares of common stock.

In 1999, in connection with various service agreements, the Company issued warrants to purchase 475 shares of common stock at an exercise price of $22.50 per share. These warrants are generally exercisable at any time and expire upon the earlier of specific dates through June 2009 or the closing date of a merger, acquisition or consolidation of the Company into or with another corporation in which the stockholders of the Company own less than 50% of the voting securities of the surviving corporation. The Company recorded the estimated fair value upon issuance of each warrant, as computed using the Black-Scholes option-pricing model, if material.

In 2004, in connection with a bonus award arrangement with an officer (see Note 9), the Company issued 41,067 shares of common stock warrants at an exercise price of $4.50 per share. The warrant is immediately exercisable and expires on November 17, 2014.

11.    Net Income (Loss) Per Share

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share amounts)
Net income (loss)	$48,227	$10,383	$(8,046)

Denominator:
Weighted average shares outstanding—used for basic calculation	23,424,418	4,223,609	64,800
Weighted average effect of dilutive securities:
Redeemable convertible preferred stock (assuming conversion to common shares)	—	11,352,242	—
Warrants	31,998	15,471	—
Unvested restricted stock awards	33,514	—	—
Employee stock options	1,868,156	2,536,638	—

Denominator for diluted calculation	25,358,085	18,127,960	64,800

Basic net income (loss) per share	$2.06	$2.46	$(124.17)

Diluted net income (loss) per share	$1.90	$0.57	$(124.17)

The following outstanding convertible preferred stock and warrants, common stock warrants, unvested restricted stock awards, and common stock options were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003 as they had an antidilutive effect:

	December 31,
	2005	2004	2003
Redeemable convertible preferred stock (assuming conversion to common shares)	—	—	12,854,231
Redeemable convertible preferred stock warrants (assuming conversion to common shares)	—	—	22,756
Common stock warrants	—	475	557
Unvested restricted stock awards	12,972	—	—
Common stock options	200,775	36,158	4,178,041

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The provision for income taxes consists of (in thousands):

	December 31,
	2005	2004	2003
Current tax expense:
Federal	$11,257	$420	$—
State	25	61	—
Foreign	10	—	—

	11,292	481	—
Deferred tax expense:
Federal	(7,101)	—	—
State	(1,467)	—	—
Foreign	6	—	—

	(8,562)	—	—
	$2,730	$481	$—

Deferred tax assets (liabilities) related to the following (in thousands):

	December 31,
	2005	2004
Capitalized start-up costs	$—	$207
Capitalized research and development costs	497	714
Depreciation and amortization	(35)	155
Net operating loss and credit carryforwards	12,740	17,799
Federal and state credit carryforwards	1,940	4,356
Other	5,506	4,058

	20,648	27,289
Less: valuation allowance	(12,046)	(27,289)

	$8,602	$—

As of December 31, 2005, the Company had deferred tax assets arising from tax losses, tax credits and other deductible temporary differences of $20.6 million before being offset by a valuation allowance. Management believes, based on a number of factors, that it is more likely than not that a portion of the deferred tax asset at year end will be realized in future periods. As of December 31, 2005, a valuation allowance of $12.0 million was recorded against the deferred tax asset. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. The Company has not provided for U.S. income tax on undistributed earnings for its foreign operations, which were approximately $1.1 million as of December 31, 2005. Those earnings are intended to be permanently reinvested, and accordingly, the Company has not provided deferred income taxes of $0.4 million on such undistributed earnings.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	December 31,
	2005	2004	2003
U.S. statutory federal taxes at statutory rate (benefit)	35%	35%	(35)%
Carryforward losses (benefit)	(11)	—	—
Research and development credits (benefit)	(4)	(4)	(6)
Difference between U.S. statutory rate and foreign effective rate	—	(1)	(1)
Stock-based compensation	—	9	—
Other	(1)	(4)	(9)
Change in valuation allowance	(14)	(31)	51

	5%	4%	—%

At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $32.3 million and $16.1 million respectively. The federal net operating losses expire at various dates beginning 2020 through 2022. The state net operating losses expire in 2013. At December 31, 2005, the Company also had federal and state research and development credit carryforwards of approximately $1.1 million and $1.1 million, respectively, to reduce future taxable income. The federal research and development credit will begin to expire in 2019, while the state research and development credit may be carried forward indefinitely. The use of $1.4 million of federal net operating losses, and $1.1 million and $0.8 million of the federal and state credits, respectively, may be restricted due to equity transactions defined as ownership changes. Additional ownership changes could result in additional restrictions.

Additionally, due to the change of ownership rules, for federal and state tax purposes, a portion of the Company’s net operating loss carryforwards are subject to an annual limitation on utilization of between $1.6 million and $3.6 million on utilization. The cumulative net operating loss available and utilized in 2005, including these prior limited cumulative losses, was $15.9 million for federal purposes and $7.1 million for state purposes.

In January 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The adoption of this position did not have a material effect on the Company’s financial position or results of operations.

13.    Segment Information and Operations by Geographic Area

As of December 31, 2005, the Company operates in one reportable segment, the designing, developing and marketing of comprehensive platform solutions, including a system-on-chip and firmware, for manufacturers of personal media players. The Company’s chief operating decision maker is the CEO.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information— Long-lived assets outside of the United States are insignificant. Revenue consists of sales to customers assigned to countries based on the address of the invoice and is attributed to the following countries:

	Years Ended December 31,
	2005	2004	2003
Taiwan	36.6%	4.9%	48.1%
China	58.8	90.4	43.7
Japan	0.1	1.3	1.8
Malaysia	0.1	0.9	2.6
Korea	3.4	1.5	2.3
United States	0.9	0.8	0.2
Singapore	—	0.1	—
Denmark	0.1	0.1	1.3

14.    Note Receivable from Stockholder

In 2001, the Company negotiated a consulting arrangement and, in 2002, the consultant became a director of the Company. In 2002, the Company issued 1,056,105 shares of Series D at $1.515 per share to the director of the Company in exchange for a non-recourse promissory note of $1.6 million. Of this amount, $0.1 million was paid immediately and the remaining $1.5 million was due in four equal installments on January 31, 2005, February 28, 2005, March 31, 2005 and April 30, 2005. Interest on the promissory note was payable on April 30, 2005 and accrued at the rate of 2.03% per year. Also in 2002, the consulting agreement was amended to (1) extend the consulting term to coincide with the final payment date under the promissory note; (2) provide the director with the right to offset any payments due to the director under the consulting agreement with payments due to the Company under the promissory note; and (3) establish payment terms under the consulting agreement equal to $0.4 million on each of January 29, 2005, February 27, 2005, March 28, 2005 and April 29, 2005. The director may cancel the consulting agreement, in which case he would not be required to repay the promissory note. However, he would then forfeit the stock and consulting fees. Since the promissory note is non-recourse and is effectively repaid through consulting services rendered, the Company accounted for the stock issuance, promissory note and consulting arrangements as a grant of restricted stock to a non-employee in exchange for future services. Accordingly, the Company expensed the fair value of the preferred stock over the term of the consulting arrangement and in each period adjusted the stock-based compensation expense for changes in the fair value of the stock. The Company recognized $2.6 million, $0.5 million and $0.5 million of stock-based compensation expense related to this award in the years ended December 31, 2004, 2003 and 2002, respectively. The portion ($1.6 million) of these amounts which represented consulting fees was recorded as an offset to the non-recourse promissory note in recognition of the effective repayment through performance of consulting services since the inception of the arrangement.

In July 2004, the Company paid $1.6 million in cash to the director for all consulting fees and, on the same day, the director repaid in cash the outstanding balance of the promissory note, including interest, totaling $1.6 million. The Company recorded $1.0 million in stock-based compensation in the third quarter of 2004 in connection with the termination of this consulting arrangement. No further stock-based compensation expense was recognized in connection with this arrangement after its termination.

15.    Related Party Transactions

One of the Company’s suppliers is also a stockholder. The Company purchased inventory and services of $113.7 million, $9.1 million and $11.4 million in the years ended December 31, 2005, 2004 and 2003,

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Payables to this stockholder at December 31, 2005 and 2004 were $27.1 million and $0.7 million, respectively. As of December 31, 2005, this supplier is no longer considered a related party.

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

17.    Quarterly Results of Operations (Unaudited)

The following table sets forth our consolidated statements of operations data for the eight quarters ended December 31, 2005. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

PORTALPLAYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	Dec. 31, 2005	Sept. 30 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30 2004	June 30, 2004	Mar. 31, 2004
	(in thousands, except share and per share amounts)
Revenue	$78,248	$57,906	$44,567	$44,468	$44,724	$25,608	$12,035	$10,196
Cost of revenue	42,064	31,586	25,402	25,291	25,307	14,933	6,915	6,588

Gross profit	36,184	26,320	19,165	19,177	19,417	10,675	5,120	3,608
Operating expenses:
Research and development	12,746	9,237	7,900	6,351	5,327	3,902	2,986	2,608
Selling, general and administrative	6,006	3,999	3,476	2,932	2,795	2,019	1,345	1,446
Stock-based compensation	664	699	470	384	735	1,425	1,660	1,977

Total operating expenses	19,416	13,935	11,846	9,667	8,857	7,346	5,991	6,031

Operating income (loss)	16,768	12,385	7,319	9,510	10,560	3,329	(871)	(2,423)
Interest and other income (expense), net	1,633	1,315	1,119	908	263	3	(9)	12

Net income (loss) before income taxes	18,401	13,700	8,438	10,418	10,823	3,332	(880)	(2,411)
Provision for (benefit from) income taxes (1)	(5,409)	3,425	2,105	2,609	309	172	—	—

Net income (loss)	$23,810	$10,275	$6,333	$7,809	$10,514	$3,160	$(880)	$(2,411)

Shares used in computing basic net income (loss) per share	23,801,045	23,490,605	23,258,091	23,147,927	12,382,035	2,988,052	1,367,515	156,837

Shares used in computing diluted net income (loss) per share	25,754,875	25,540,961	25,103,051	25,033,449	21,105,386	17,395,149	1,367,515	156,837

Basic net income (loss) per share	$1.00	$0.44	$0.27	$0.34	$0.85	$1.06	$(0.64)	$(15.37)

Diluted net income (loss) per share	$0.92	$0.40	$0.25	$0.31	$0.50	$0.18	$(0.64)	$(15.37)

(1)	The benefit from income taxes for the quarter ended December 31, 2005 includes an $8.6 million reversal of a valuation allowance that was previously recorded against the Company’s deferred tax assets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm, Deloitte & Touche LLP, who also audited our consolidated financial statements, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting. Their report on the audit of internal control over financial reporting appears herein.

Changes in Internal Control over Financial Reporting.    During the fourth fiscal quarter of 2005, there were no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

To the Board of Directors and Stockholders of

PortalPlayer, Inc.:

San Jose, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PortalPlayer, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

March 8, 2006

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors

The information required by this Item regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14a of the Exchange Act in connection with the 2006 annual meeting of our stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005, including our 1999 Stock Option Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders, also referred to as our Non-Plan Grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (2) (c)
Equity compensation plans approved by security holders	3,320,918	$12.43	810,482
Equity compensation plans not approved by security holders	41,067	$4.50	—

Total	3,361,985	$12.34	810,482

(1)	The number of shares reserved for issuance under the 2004 stock incentive plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of: 2,333,333 shares; 5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or the number of shares determined by the board of directors. The number of shares reserved for issuance under the employee stock purchase plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of: 400,000 shares; 1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or the number of shares determined by our board of directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2004 Stock Incentive Plan.

(2)	Includes 486,714 shares issuable under the 2004 Employee Stock Purchase Plan.

The only outstanding Non-Plan Grant as of December 31, 2005 relates to an individual compensation arrangement that was made prior to the initial public offering of our common stock in 2004. The outstanding Non-Plan Grant involved the board of directors’ grant of a warrant to purchase 41,067 shares of our common stock at an exercise price of $4.50 to Mr. Johnson. This warrant was non-qualified and was immediately exercisable, with a term of 10 years. The warrant was fully vested at grant. Mr. Johnson has not exercised the warrant with respect to any shares, and as of December 31, 2005, the warrant entitles Mr. Johnson to purchase 41,067 shares under the Non-Plan Grant.

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

3. Exhibits—

Exhibit Number	Description
3.(i)	Form of Restated Certificate of Incorporation of the Registrant (1)

3.(ii)	Amended and Restated Bylaws of the Registrant (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 5, 2004. (1)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (1)

10.2*	1999 Stock Option Plan and form of agreements thereunder. (1)

10.3*	Amended and Restated 2004 Stock Incentive Plan and form of agreements thereunder.

10.4*	Form of 2004 Employee Stock Purchase Plan. (1)

10.5	Lease Agreement, dated June 11, 1999, between the Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust and amendments thereto dated July 16, 1999 and March 16, 2000. (1)

10.6	Office Lease, dated January 13, 2001, between the Registrant and Touchstone Building LLC and supplemental letter thereto dated April 5, 2001. (1)

10.7	Lease Agreement, dated February 5, 2000, between PortalPlayer Private Limited and Sri S.K. Jayachandra. Lease Agreements dated August 6, 2000 and May 1, 2001, between PortalPlayer Private Limited and Sri R.C. Samal. Lease Agreement, dated August 27, 1999, between PortalPlayer Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated August 15, 2004, between Pinexe Systems Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated November 26, 2004, between Pinexe Systems Private Limited and Sri C. Umamaheswara. (3)

10.8*	Offer Letter dated March 14, 2003, between the Registrant and Gary Johnson. (1)

10.9*	Letter Agreement dated January 13, 2003, between the Registrant and Sanjeev Kumar. (1)

10.10*	Offer Letter dated May 6, 2004, between the Registrant and Svend-Olav Carlsen. (1)

10.11*	Offer Letter dated May 28, 2004, between the Registrant and Richard Miller. (1)

10.12*	Offer Letter dated January 30, 2004, between the Registrant and Scott Tandy. (1)

10.13*	Offer Letter dated June 16, 1999, between the Registrant and Michael Maia. (1)

10.14	Loan and Security Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank, and amendment thereto dated June 18, 2004. (1)

10.15	Streamline Facility Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank. (1)

10.16	Term Sheet dated as of November 13, 2003 between the Registrant and Silicon Valley Bank. (1)

10.17	LSI Logic Corporation ASIC Terms of Engagement, dated February 19, 2003, between the Registrant and LSI Logic Corporation. (1)

Exhibit Number	Description

10.18	Master ASIC Services Agreement, dated as of October 22, 2001, between the Registrant and eSilicon Corporation. (1)
10.19	Lease between the Registrant and CarrAmerica Realty Operating Partnership L.P., effective as of April 8, 2005 and dated as of April 16, 2005. (4)

10.20*	Form of Restricted Stock Agreement under the PortalPlayer, Inc. 2004 Stock Incentive Plan. (5)

10.21	Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of May 31, 2005 and dated as of May 31, 2005. (6)

10.22*	Warrant to Purchase Shares of Common Stock Issued to Gary Johnson. (7)

10.23*	Offer Letter dated February 15, 2005, between the Registrant and Henry DeNero. (8)

10.24*	Offer Letter dated November 8, 2005, between the Registrant and Tomas Isaksson. (9)

10.25*	Offer Letter dated December 22, 2005, between the Registrant and Robert A. Gunst. (10)

10.26	First Amendment to Lease between PortalPlayer, Inc. and CarrAmerica Realty Operating Partnership, L.P., effective as of December 27, 2005 and dated as of December 22, 2005. (11)

21.1	List of Subsidiaries. (1)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 68 of this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-117900).
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(3)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2005.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2005.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2005.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 15, 2005.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.
*	Indicates a management contract or compensatory plan or arrangement.
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

Dated: March 9, 2006

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

Signature	Title	Date

/S/ GARY JOHNSON Gary Johnson	President, Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2006

/S/ SVEND-OLAV CARLSEN Svend-Olav Carlsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2006

/S/ RICHARD L. SANQUINI Richard L. Sanquini	Director and Chairman of the Board	March 9, 2006

/S/ WILLIAM J. DALLY William J. Dally	Director	March 9, 2006

/S/ HENRY T. DENERO Henry T. DeNero	Director	March 9, 2006

/S/ ROBERT A. GUNST Robert A. Gunst	Director	March 9, 2006

/S/ TOMAS ISAKSSON Tomas Isaksson	Director	March 9, 2006

/S/ SHAHAN D. SOGHIKIAN Shahan D. Soghikian	Director	March 9, 2006

/S/ JAMES L. WHIMS James L. Whims	Director	March 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.(i)	Form of Restated Certificate of Incorporation of the Registrant (1)

3.(ii)	Amended and Restated Bylaws of the Registrant (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated March 5, 2004. (1)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (1)

10.2*	1999 Stock Option Plan and form of agreements thereunder. (1)

10.3*	Amended and Restated 2004 Stock Incentive Plan and form of agreements thereunder.

10.4*	Form of 2004 Employee Stock Purchase Plan. (1)

10.5	Lease Agreement, dated June 11, 1999, between the Registrant and John Arrillaga Survivor’s Trust and Richard T. Peery Separate Property Trust and amendments thereto dated July 16, 1999 and March 16, 2000. (1)

10.6	Office Lease, dated January 13, 2001, between the Registrant and Touchstone Building LLC and supplemental letter thereto dated April 5, 2001. (1)

10.7	Lease Agreement, dated February 5, 2000, between PortalPlayer Private Limited and Sri S.K. Jayachandra. Lease Agreements dated August 6, 2000 and May 1, 2001, between PortalPlayer Private Limited and Sri R.C. Samal. Lease Agreement, dated August 27, 1999, between PortalPlayer Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated August 15, 2004, between Pinexe Systems Private Limited and Sri N. Sambasiva Rao. Lease Agreement, dated November 26, 2004, between Pinexe Systems Private Limited and Sri C. Umamaheswara. (3)

10.8*	Offer Letter dated March 14, 2003, between the Registrant and Gary Johnson. (1)

10.9*	Letter Agreement dated January 13, 2003, between the Registrant and Sanjeev Kumar. (1)

10.10*	Offer Letter dated May 6, 2004, between the Registrant and Svend-Olav Carlsen. (1)

10.11*	Offer Letter dated May 28, 2004, between the Registrant and Richard Miller. (1)

10.12*	Offer Letter dated January 30, 2004, between the Registrant and Scott Tandy. (1)

10.13*	Offer Letter dated June 16, 1999, between the Registrant and Michael Maia. (1)

10.14	Loan and Security Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank, and amendment thereto dated June 18, 2004. (1)

10.15	Streamline Facility Agreement, dated November 10, 2003, between the Registrant and Silicon Valley Bank. (1)

10.16	Term Sheet dated as of November 13, 2003 between the Registrant and Silicon Valley Bank. (1)

10.17	LSI Logic Corporation ASIC Terms of Engagement, dated February 19, 2003, between the Registrant and LSI Logic Corporation. (1)

10.18	Master ASIC Services Agreement, dated as of October 22, 2001, between the Registrant and eSilicon Corporation. (1)

10.19	Lease between the Registrant and CarrAmerica Realty Operating Partnership L.P., effective as of April 8, 2005 and dated as of April 16, 2005. (4)

10.20*	Form of Restricted Stock Agreement under the PortalPlayer, Inc. 2004 Stock Incentive Plan. (5)

10.21	Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of May 31, 2005 and dated as of May 31, 2005. (6)

10.22*	Warrant to Purchase Shares of Common Stock Issued to Gary Johnson. (7)

Exhibit Number	Description
10.23*	Offer Letter dated February 15, 2005, between the Registrant and Henry DeNero. (8)

10.24*	Offer Letter dated November 8, 2005, between the Registrant and Tomas Isaksson. (9)

10.25*	Offer Letter dated December 22, 2005, between the Registrant and Robert A. Gunst. (10)

10.26	First Amendment to Lease between PortalPlayer, Inc. and CarrAmerica Realty Operating Partnership, L.P., effective as of December 27, 2005 and dated as of December 22, 2005. (11)

21.1	List of Subsidiaries. (1)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 78 of this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

(1)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-117900).
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(3)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 14, 2005.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2005.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2005.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2005.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 15, 2005.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2005.
*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.