Form 10-Q
period 2006-03-31
PortalPlayer, Inc.
filed 2006-05-10
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51004

PortalPlayer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0513807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 W. Plumeria Drive San Jose, California	95134
(Address of principal executive offices)	(zip code)

(408) 521-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, there were 24,691,889 shares of the registrant’s Common Stock, $0.0001 par value, outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$82,361	$48,074
Short-term investments	109,559	131,435
Accounts receivable—net	12,738	46,678
Inventory—net	2,983	7,212
Deferred tax assets	1,168	3,577
Prepaid expenses and other current assets	4,809	4,862

Total current assets	213,618	241,838
Property and equipment—net	4,939	3,766
Deferred tax assets	5,825	5,025
Purchased intangible assets—net	8,320	—
Other assets	1,069	1,497

Total assets	$233,771	$252,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$9,350	$29,352
Accrued liabilities	8,623	12,083
Deferred income	2,759	10,850
Deferred rent	—	5
Income taxes payable	4,728	2,047

Total current liabilities	25,460	54,337
Deferred rent, long-term	375	331

Total liabilities	25,835	54,668

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.0001 par value—250,000 shares authorized; issued and outstanding: 24,635 shares and 24,377 shares at March 31, 2006 and December 31, 2005, respectively	218,427	219,446
Deferred stock-based compensation	(2,838)	(7,767)
Accumulated other comprehensive loss	(225)	(264)
Accumulated deficit	(7,428)	(13,957)

Total stockholders’ equity	207,936	197,458

Total liabilities and stockholders’ equity	$233,771	$252,126

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$72,296	$44,468
Cost of revenue (1)	42,002	25,291

Gross profit	30,294	19,177

Operating expenses:
Research and development (1)	13,039	6,556
Selling, general and administrative (1)	5,741	3,111
Amortization of purchased intangibles	115	—

Total operating expenses	18,895	9,667

Operating income	11,339	9,510
Interest income	2,053	895
Interest and other expense—net	(22)	13

Income before income taxes	13,430	10,418
Provision for income taxes	6,901	2,609

Net income	$6,529	$7,809

Basic net income per share	$0.27	$0.34

Diluted net income per share	$0.26	$0.31

Shares used in computing basic net income per share	24,229	23,148

Shares used in computing diluted net income per share	25,516	25,033

(1)	Amounts include stock-based compensation, as follows:

Cost of revenue	$120	$—
Research and development	1,384	205
Selling, general and administrative	922	179

	$2,426	$384

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,529	$7,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	168
Amortization of discounts and premiums on investments, net	150	—
Non-cash stock-based compensation	2,401	384
Deferred income taxes	1,609	—
Excess tax benefits from stock-based compensation	(710)	—
Changes in assets and liabilities:
Accounts receivable	33,940	(2,761)
Inventory	4,244	(6,759)
Prepaid expenses and other current assets	145	(583)
Other assets	428	(49)
Accounts payable	(19,972)	11,705
Accrued liabilities	(2,617)	2,436
Deferred income	(8,091)	321
Income taxes payable	3,391	2,125
Deferred rent	39	(25)

Net cash provided by operating activities	22,048	14,771

Cash flows from investing activities:
Proceeds from sales or maturities of investments	39,525	—
Purchase of investments	(17,760)	(31,680)
Purchase of intangibles	(8,435)	—
Purchase of property and equipment	(2,585)	(505)

Net cash provided by (used in) investing activities	10,745	(32,185)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	784	(504)
Excess tax benefits from stock-based compensation	710	—

Net cash provided by (used in) financing activities	1,494	(504)

Net increase in cash and cash equivalents	34,287	17,918
Cash and cash equivalents—beginning of year	48,074	58,892

Cash and cash equivalents—end of year	$82,361	$40,974

Supplemental disclosure of noncash investing and financing activities—
Deferred stock-based compensation, net	$(2)	$—

Liabilities accrued for the purchase of property and equipment	$80	$—

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the published rules and regulations of the Securities and Exchange Commission, or SEC, applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q have been derived from and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income or losses.

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of March 31, 2006 and December 31, 2005, approximately 47% and 38%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the three-month period ended March 31, 2006, Inventec accounted for 32% of revenue, compared to 82% for the comparable period in the prior year. In connection with contracts related to shipments made to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, as of March 31, 2006 and December 31, 2005, approximately 28% and 59%, respectively, of the Company’s gross accounts receivable were concentrated with Hon Hai Precision Industry Co., Ltd., or Hon Hai. For the three-month period ended March 31, 2006, Hon Hai accounted for 65% of revenue, compared to less than 10% for the comparable period in the prior year. The Company also had another customer that accounted for 18% and less than 10%, respectively, of gross accounts receivable as of March 31, 2006 and December 31, 2005. This customer accounted for less than 10% of the Company’s revenue for the three-month period ended March 31, 2006 and the comparable period in the prior year.

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

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of advanced semiconductor, firmware and software solutions for manufacturers of feature-rich media players and secondary display-enabled notebook computers. The Company’s chief operating decision maker is the CEO.

2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment,” or SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based awards to employees in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The pro forma information for the three-month period ended March 31, 2005 is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income as reported	$7,809

Add: Total stock-based employee compensation included in reported net income, net of tax	265
Less: Fair value of stock-based employee compensation, net of tax	(393)

Pro forma net income	$7,681

Earnings per share:
Basic – Reported	$0.34
Pro forma	$0.33
Diluted – Reported	$0.31
Pro forma	$0.31

The Company adopted SFAS 123R using the modified prospective transition method, under which compensation expense is recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. Accordingly, in the three-month period ended March 31, 2006, the Company recorded stock-based compensation that includes: a) compensation cost for all shared-based payments granted prior to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provision of APB 25; b) compensation cost for all shared-based payments granted subsequent to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123; and c) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon the adoption of SFAS 123R, the Company continued to account for forfeiture rates as they occurred for share-based payments valued under APB 25, as described in the previous paragraph. Additionally, the Company recognized compensation costs for share-based payments valued under the provisions of SFAS 123 and SFAS 123R on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award, net of an estimated forfeiture rate. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating the forfeiture rate, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Previously reported amounts have not been restated.

In accordance with the adoption of SFAS 123R, as of January 1, 2006, deferred stock-based compensation of $4.6 million on the balance sheet was eliminated by being charged to paid-in capital. Of this amount, $4.5 million related to grants of restricted stock awards and $0.1 million related to grants of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date. As of March 31, 2006, the Company had a balance of $2.8 million in deferred stock-based compensation related to options granted before the Company filed for its initial registration statement and, accordingly, was accounted for under APB 25 as described above.

The Company issues restricted stock awards, the value of which is based on the closing market price of the Company common stock on the grant date. In calculating the compensation cost related to stock options subsequent to the Company’s filing of its initial registration statement, the Company estimates the fair value using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R, the SEC’s SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each of these option grants is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Options:
Risk-free interest rate	4.55% – 4.57%	3.88%
Expected life (in years)	3.5 – 5.4	5
Expected volatility	62.2% – 73.6%	71.1%
Expected dividends	$—	$—
Employee Stock Purchase Plan:
Risk-free interest rate	4.25% – 4.29%	3.18% - 4.25%
Expected life (in years)	0.5 – 1.0	0.5 – 1.0
Expected volatility	50.3% – 51.8%	50.3% - 71.1%
Expected dividends	$—	$—

The impact of recording stock-based compensation on the results of operations for the three-month period ended March 31, 2006, was as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Cost of revenue	$120
Research and development	1,384
Selling, general and administrative	922

Stock-based compensation before income taxes	2,426
Income tax detriment	1,394

Total stock-based compensation after income taxes	$3,820

Effect on earnings per share
Basic	$0.16
Diluted	$0.15

The Company capitalized approximately $15,000 in stock-based compensation into inventory as of March 31, 2006. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $0.7 million of excess tax benefits for the three-month period ended March 31, 2006 have been classified as a financing cash inflow.

As of March 31, 2006, the Company had the following share-based payment arrangements:

2004 Stock Incentive Plan—The 2004 Stock Incentive Plan, or 2004 Plan, was adopted in 2004 and as of March 31, 2006, 3,710,916 shares of common stock have been authorized for issuance under the plan. In addition, any shares subject to outstanding options under our 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under our 2004 stock incentive plan. As a result of this provision, 31,866 shares were added to the 2004 Plan as of March 31, 2006. The number of shares authorized for issuance under the 2004 Plan will be increased on the first day of each of our fiscal years from 2006 through 2014 by the lesser of:

•	2,333,333 shares;

•	5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or

•	the number of shares determined by the board of directors.

Under the 2004 Plan, options granted to optionees will generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire ten years from the date of grant. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

1999 Stock Option Plan—The Company’s 1999 Stock Option Plan, or 1999 Plan, was terminated upon completion of the Company’s initial public offering of common stock in 2004. No shares of common stock are available under the 1999 Plan other than to satisfying exercises of stock options granted under this plan prior to its termination. Previously authorized yet unissued shares under the 1999 Plan were cancelled upon completion of the Company’s initial public offering.

Under the 1999 Plan, incentive stock options were granted at a price that was not less than 100% of the fair market value of the Company’s common stock, as determined by the board of directors, on the date of grant. Non-statutory stock options were granted at a price that is not less than 85% of the fair market value of the Company’s common stock, as determined by the board of directors, on the date of grant.

Generally, options granted under the 1999 Plan are exercisable for a period of ten years after the date of grant, and shares vest at a rate of 25% on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding full month of continuous employment thereafter.

The following table summarizes stock option activity during the three-month period ended March 31, 2006 under the 1999 Plan and the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,320,443	$12.43
Granted	218,986	27.16
Exercised	(224,588)	3.57
Cancelled	(25,638)	18.79

Outstanding at March 31, 2006	3,289,203	$13.97	8.58	$31,725

Exercisable at March 31, 2006	641,925	$8.74	7.66	$10,322

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing price of $22.23 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised in the three-month period ended March 31, 2006 was $5.1 million. The total cash received from option exercises was $0.8 million in the three-month period ended March 31, 2006. In connection with these exercises, the tax benefits realized by the Company was $0.6 million for the three-month period ended March 31, 2006. The amount of share-based liabilities paid was approximately $26,000. The estimated weighted-average fair value of options granted was $14.46 for the three-month period ended March 31, 2006. As of March 31, 2006, $22.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.35 years.

The following table summarizes the nonvested restricted stock award activity during the three-month period ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	253,828	$19.70
Granted	35,013	27.41
Vested	(1,333)	16.68
Cancelled	(1,186)	17.99

Outstanding at March 31, 2006	286,322	$20.66

The total fair value of shares vested during the three-month period ended March 31, 2006 was $40,000. As of March 31, 2006, $4.4 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 2.24 years.

The Company settles employee stock options exercised and restricted stock awards vested with newly issued common shares.

2004 Employee Stock Purchase Plan—The Company’s 2004 Employee Stock Purchase Plan, or ESPP, was adopted by the board of directors and was approved by the Company’s stockholder’s and became effective in October 2004. As of March 31, 2006, a total of 808,015 shares of common stock have been authorized for issuance under the ESPP. The number of shares authorized for issuance under the employee stock purchase plan will be increased on the first day of each fiscal year from 2006 through 2014 by the lesser of:

•	400,000 shares;

•	1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	the number of shares determined by our board.

The ESPP is intended to qualify shares sold for the benefits provided under Section 423 of the Internal Revenue Code. Employees, including officers and employee directors are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 833 shares. The purchase price of the stock will be equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. As of March 31, 2006, 77,535 shares had been issued under the ESPP.

Stock-Based Compensation Related to Consultants—During the three-month period ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, the Company granted options to purchase 10,000, zero, 15,000 and zero shares, respectively, of common stock to consultants and advisors. Options to consultants and advisors which are not fully vested are subject to periodic revaluation over the vesting terms. Options granted to consultants in 2004 either immediately vested at the time of grant or over periods up to four years. The Company recorded approximately $7,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for three-month period ended March 31, 2006, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 4.35% to 4.57%, annualized volatility of 70.4% to 71.1% and no dividends during the expected term. The Company recorded $128,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2005, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.77% to 4.45%, annualized volatility of 71.1% to 72.5% and no dividends during the expected term. The Company recorded $96,000 fair value of such vested awards as a general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 3.33% to 3.80%, annualized volatility ranging from 71.1% to 80.0% and no dividends during the expected term.

3. Net Income Per Share

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income	$6,529	$7,809

Denominator:
Weighted average common shares – used for basic calculation	24,229	23,148
Weighted average effect of dilutive securities:
Warrants	21	42
Unvested restricted stock awards	67	—
Employee stock options	1,199	1,843

Denominator for diluted calculation	25,516	25,033

Basic net income per share	$0.27	$0.34

Diluted net income per share	$0.26	$0.31

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including warrants, unvested restricted common stock and stock options using the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares, as calculated based on the average of the daily closing prices of the Company’s common stock for the period. The following outstanding restricted stock awards and common stock options were excluded from the computation of diluted net income per share for the three-month periods ended March 31, 2006 and 2005 as they had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2006	2005
Restricted stock awards	22	—
Common stock options	1,180	77

4. Balance Sheet Components (In thousands)

	March 31,	December 31,
	2006	2005
Inventories:
Work in progress	$263	$757
Finished goods	3,103	6,727
Write-off of excess units	(383)	(272)

	$2,983	$7,212

Property and Equipment:
Purchased software	$3,033	$2,911
Computer equipment	771	801
Building	312	112
Office equipment and furniture	4,812	3,609
Leasehold improvements and other property and equipment	658	573

	9,586	8,006
Less: accumulated depreciation and amortization	(4,647)	(4,240)

	$4,939	$3,766

Accrued Liabilities:
Accrued compensation related	$2,101	$2,752
Accrued development fees	2,567	3,553
Reimbursements received in advance	50	53
Accrued legal and accounting fees	893	754
Other	3,012	4,971

	$8,623	$12,083

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

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of delivery or manufacture, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table summarizes the activity related to the warranty reserve in the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Beginning balance	$288	$208
Additions related to current period sales	201	45
Warranty costs incurred in the current period	(108)	(11)

Ending balance	$381	$242

Lease Commitments

In February 2006, the Company entered into an amendment to an existing operating lease agreement of approximately 10,000 square feet of office space in Kirkland, Washington. The amended lease expires in December 2008 and expands our leased premises to a total of 17,700 square feet of office space as of March 1, 2006. The Company has an option to extend the lease for an additional two years. Under the agreement, the landlord will contribute to certain tenant improvements up to an agreed-upon amount. The total amount of rental payments due over the initial lease term, net of expected landlord contribution to the tenant improvements, is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the net amount paid each month is charged to deferred rent, which is included in liabilities in the accompanying balance sheets. The option to extend the lease is not included in the Company’s calculation of monthly rent expense. In addition to the base rent on the facilities lease, the Company will be responsible for certain costs and charges specified in the lease.

Commitments

The Company entered into a loan agreement which provides a revolving line of credit of up to $15 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of March 31, 2006, there were no amounts outstanding under the Loan Agreement.

6. Comprehensive Income

Comprehensive income is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income for the three-month periods ended March 31, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$6,529	$7,809
Net change in unrealized loss on investments	39	(163)

Net comprehensive income	$6,568	$7,646

7. Intangible Assets

In the three-month period ended March 31, 2006, the Company obtained a five-year license to a certain patent portfolio, which consist of US and international patents. The Company also purchased additional patents from the same third party. The combined transaction amount, including certain costs directly related to entering into this transaction, is approximately $8.4 million. These patents and patent rights are amortized on a straight-line basis over their expected weighted average life of 7.3 years. Amortization expense of $0.1 million was recorded in the three-month period ended March 31, 2006. Intangible assets, net, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Patents and patent rights	$8,435	$—
Less: accumulated amortization	(115)	—

	$8,320	$—

Future amortization expense related to patents and patent rights is as follows (in thousands):

Years ending December 31,
2006	$1,031
2007	1,375
2008	1,375
2009	1,375
2010	1,375
Thereafter	1,789

8,320

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, the anticipated effects of Apple Computer Inc.’s decision not to use our platform in certain of its iPods, Apple Computer Inc.’s continued use of our platform, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop and to sell our products, such as our PP5022 and derivatives thereof, in additional applications, produce, market and sell in volume new products such as our recently announced PP5024 flash memory-specific product, the features, benefits and availability of current and future products, geographic concentration of our revenues, customer concentration and demand, our dependency on certain employees, customer shipment logistics, the impact and availability of customer components, our customer strategy, elements of our growth strategy including sales and marketing and product development efforts and international operations, seasonality of our business, fluctuation in our operating results, our gross margins, our revenues and sources of revenues, including timing of revenue, decrease in production yields, expenses, average selling prices, inventory management and adjustments, the evaluation of our intangible assets, estimates regarding our capital expenditures, anticipated capital requirements, the adequacy of our capital resources, our anticipated cash needs, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our disclosure controls and procedures, our critical accounting policies, market risk sensitive instruments, including currency fluctuations, and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “would,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in Part II, Item 1A “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich personal media players and secondary display-enabled notebook computers. Personal media players are battery-powered, hard disk drive and flash memory-based portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players and other devices to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated products in a cost-effective manner with fast time to market. Our key personal media player customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer Inc. and other companies. In the three months ended March 31, 2006 and fiscal years 2005 and 2004, Inventec accounted for 32.1%, 56.7% and 89.3% of our revenue, respectively. During the first quarter of 2005, we began shipping in volume to Hon Hai, which accounted for 64.7% and 36.3% of our revenue in the three months ended March 31, 2006 and fiscal year 2005, respectively. In recent months, Hon Hai has accounted for a larger percentage of our revenue than Inventec.

On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 System-on-Chip (SoC), which is expected to be available in the second half of 2006, has not been selected by Apple Computer Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will result in a significant reduction in orders from our primary customers and consequently on our financial performance in the near term.

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

Overview

We were founded in 1999 and introduced our first-generation system-on-chip, or SoC, in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our revenue from $1.9 million in 2001 to $225.2 million in 2005. We recorded revenue of $72.3 million in the three months ended March 31, 2006. We generated net income of $10.4 million in 2004, our first profitable year, and generated net income of $48.2 million in 2005 and $6.5 million in the three months ended March 31, 2006.

We have grown our employee base from six at inception to 314 people as of March 31, 2006 in five countries, with approximately 44% of our employees, primarily engineering staff, located in India.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers aggressively and diversify our customer base by focusing on leading global consumer electronics companies and their original design manufacturer, or ODM, partners. Historically, our products were only incorporated into hard disk drive-based personal media players. However, in 2005, we introduced the PP5022/5021 and the PP5024. The PP5022/5021, our fifth generation SoC, is designed for use in both hard disk drive and flash-based personal media players, and the PP5024 is a flash memory-specific product. These new platforms have enabled us to target a larger percentage of the personal media player market, and we began recognizing revenue from flash-based platforms in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. For example, we recently announced that the follow-on to our PP5021 SoC has not been selected by Apple Computer Inc. for use in their mid-range and high-end flash based iPods. We intend to continue to focus primarily on customers that produce small form factor, feature-rich personal media players and to leverage our personal media player capabilities to address adjacent market opportunities such as secondary displays in notebook computers.

The personal media player segment that we sell into is largely dominated by one original equipment manufacturer, or OEM, Apple Computer Inc. Historically, the majority of our revenue has been derived from shipments of product that are incorporated into Apple Computer’s products. As the feature-rich personal media player market matures, the capabilities our platform solutions provide may be subject to commoditization, similar to the commoditization which has occurred in the more mature, non-feature-rich flash-based personal media player market. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can.

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to original equipment manufacturers, or OEMs, and consumer electronics companies outside of Asia. Our sales to the Asia/Pacific region, including Japan, accounted for approximately 97.9% in the three months ended March 31, 2006. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

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

Our financial results are subject to our customers’ use of our products. Additionally, because our platforms are designed for use in consumer electronics products, such as personal media players, we expect our business to be subject to seasonality. We believe that end user demand is typically higher during the year-end holiday season. Due to the recent decision by Apple Computer Inc. not to use our products in their mid-range and high-end flash based iPods, we expect that the loss of these sales into certain Apple Computer products will offset any positive seasonal factors in fiscal 2006.

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

Financial Operations Overview

The following describes certain line items in our statements of operations:

Revenue

We generate revenue from sales of our platforms. The main factors that impact our revenue are unit volumes shipped and average selling prices. We have experienced quarter-over-quarter unit volume increases for the past eleven quarters while we have seen average selling prices decline over time as our platforms have matured in the market. Overall, we expect average selling prices for our platforms to decline over time as products mature. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates.”

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

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In the three months ended March 31, 2006 and 2005, we recorded revenue, and accordingly, gross profit of approximately $0.1 million and $0.1 million, respectively, related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted by the customer. The reimbursements against research and development expense on these research activities were approximately $0.1 million and $0.1 million in the three months ended March 31, 2006 and 2005, respectively. In the future, we do not expect reimbursements from engineering services to be significant. We expect our research and development expense to increase in absolute dollars as we continue to invest to develop new products to be competitive in the future.

Selling, general and administrative expense consists primarily of salaries, bonuses, benefits and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities.

Amortization of purchased intangibles primarily relate to various patents and patent rights acquired during the three months ended March 31, 2006.

With our adoption of SFAS 123R, operating expenses include stock-based compensation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists mostly of interest earned on our cash and investments.

Provision for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets. Deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize a benefit if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we continuously evaluate our tax contingencies and will recognize a liability when we believe that it is probable that a liability exists. Further, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Internal Revenue Code Sections 382 and 383.

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

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory on-hand and inventory for which we have placed non-cancelable orders for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In the three months ended March 31, 2006 and 2005, we sold inventory that had been previously written-off due to changes in customer demand for older generations of SoC. In the three months ended March 31, 2006 and 2005, we recorded revenue, and accordingly, gross profit of $0.1 million and $0.1 million, respectively, related to the sale of this inventory.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123R, “Share-Based Payment.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We determine fair value using the Black-Scholes valuation model. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 2 of our consolidated financial statements, consisting of the expected life of the option, risk-free interest rate, volatility and dividend yield. Prior to SFAS 123R adoption, we accounted for share-based payments under the intrinsic value-based method prescribed by APB 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation.”

We elected to adopt SFAS 123R using the modified prospective method. Accordingly, in the three months ended March 31, 2006, we recorded stock-based compensation that includes: a) compensation cost for all shared-based payments granted prior to our filing of the initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provision of APB 25; b) compensation cost for all shared-based payments granted subsequent to our filing of the initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123; and c) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon the adoption of SFAS 123R, we continued to account for forfeiture rates as they occurred for share-based payments valued under APB 25, as described in the previous paragraph. Additionally, we recognized compensation costs for share-based payments valued under the provisions of SFAS 123 and SFAS 123R on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award, net of an estimated forfeiture rate. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating the forfeiture rate, we consider voluntary termination behaviors as well as trends of actual forfeitures. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Previously reported amounts have not been restated.

We grant options and warrants to employees, directors and consultants. Stock-based compensation includes the fair value of instruments issued to consultants and directors. The fair value of instruments to consultants is based on management’s estimates using Black-Scholes option pricing models. Instruments to consultants that are not fully vested are subject to periodic revaluation (variable accounting), over the vesting term. These fair value estimates are based on a number of variables, including the fair value of the stock underlying the instrument, which are subject to change over the lives of the instruments.

In 2005, our board of directors approved the grant of shares of restricted stock. The value of our restricted stock awards is based on the closing market price of our common stock on the date of grant. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated assumptions such as the expected life of the share-based payment awards, stock price volatility, dividend rate and risk free interest rate. The factors used in the valuation model are based on subjective future expectations combined with management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Additionally, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including the tax effects attributable to net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We believe sufficient uncertainty exists regarding the realizability of some of our deferred tax assets such that a valuation allowance is required for those assets. Under certain conditions related to our future profitability and other business factors, we believe it is possible that, as in 2005, our results will yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of all or part of our net operating losses and other reserved deferred tax assets. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we would reverse some or all of our deferred tax asset valuation allowance into income as a reduction of tax expense. The portion of the valuation allowance reversal that relates to net operating losses associated with stock option transactions is taken as a credit to stockholders’ equity. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	58.1	56.9

Gross profit	41.9	43.1
Operating expenses:
Research and development	18.0	14.7
Selling, general and administrative	7.9	7.1
Amortization of purchased intangibles	0.2	—

Total operating expenses	26.1	21.8

Operating income	15.8	21.3
Interest and other income, net	2.7	2.0

Net income before income taxes	18.5	23.3
Provision for income taxes	9.5	5.9

Net income	9.0%	17.4%

Three Months Ended March 31, 2006 and 2005

Revenue. Revenue increased to $72.3 million in the three months ended March 31, 2006 from $44.5 million in the three months ended March 31, 2005, a 62% increase. This increase was primarily due to an approximately 119% increase in unit shipments of our platforms, partially offset by an approximately 26% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market. This decline may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market, and an increase in market share for products manufactured by our primary customers. Revenue on sales to the Asia/Pacific region, including Japan, was 97.9% and 97.9% in the three months ended March 31, 2006 and 2005, respectively. Sales to Inventec and Hon Hai in the three months ended March 31, 2006 represented 96.8% of our revenue in that period. Inventec also accounted for 81.6% of our revenue in the three months ended March 31, 2005. Both Inventec and Hon Hai manufacture products for Apple Computer Inc. On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 System-on-Chip (SoC), which is expected to be available in the second half of 2006, has not been selected by Apple Computer Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will result in a significant reduction in orders from our primary customers and consequently on our financial performance in the near term.

Cost of revenue and gross margin. Cost of revenue increased to $42.0 million in the three months ended March 31, 2006 from $25.3 million in the three months ended March 31, 2005, a 66% increase. This increase was primarily due to an approximately 119% increase in unit shipments of our platforms and the associated costs to produce and support these higher unit volumes, partially offset by an approximately 25% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 41.9% in the three months ended March 31, 2006 and 43.1% in the three months ended March 31, 2005. We recognized revenue of approximately $0.1 million and $0.1 million, respectively, in the three months ended March 31, 2006 and 2005 on the sale of previously written-off older-generation inventory. Gross margin in the three months ended March 31, 2006 was negatively impacted by $0.7 million in warranty and rework charges and $0.2 million related to expedite fees, compared to $45,000 in warranty charges in the three months ended March 31, 2005 were negligible. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, including stock-based compensation, increased to $13.0 million in the three months ended March 31, 2006 from $6.6 million in the three months ended March 31, 2005, a 97% increase. Approximately $2.7 million of the increase was due to an increase in personnel-related expenses, resulting from a 65.4% increase in research and development headcount at March 31, 2006 compared to March 31, 2005, as well as an increase in our utilization of outside consultants. In addition, approximately $1.7 million of the increase was due to an increase in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as license fees for certain technologies that we may incorporate into our future products. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product. We also had an increase of $1.2 million related to stock-based compensation recognized as research and development expense, mostly as a result of the adoption of SFAS 123R. Additionally, we had an increase of approximately $0.5 million related to expensed equipment and software, as we continued to invest in technology to support our current and future products.

Selling, general and administrative. Selling, general and administrative expense, including stock-based compensation, increased to $5.7 million in the three months ended March 31, 2006, from $3.1 million in the three months ended March 31, 2005, a 84% increase. We had an increase of $0.7 million related to stock-based compensation recognized as selling, general and administrative expense, mostly as a result of the adoption of SFAS 123R. We also had an approximately $0.6 million increase in personnel-related expenses, resulting from a 47% increase in selling, general and administrative headcount at March 31, 2006 compared to March 31, 2005. Professional services-related expenses, including accounting and legal expenses, increased by $0.5 million, primarily due to costs for Sarbanes-Oxley compliance, and other costs associated with our becoming a publicly-held company in November 2004. Travel and marketing expenses also increased by approximately $0.5 million, which was primarily associated with the promotion of our products.

Amortization of purchased intangibles. Amortization of purchased intangibles was $0.1 million in the three months ended March 31, 2006. We had no similar expenses in the comparable period for the prior year. Amortization of purchased intangibles relate to various patents and patent rights acquired during the three months ended March 31, 2006. We will continue to evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Interest and other income (expense), net. Interest and other income, net, increased to $2.0 million in the three months ended March 31, 2006, compared to $0.9 million in the three months ended March 31, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments as well as an increase in interest rates compared to the same period in the prior year.

Provision for income taxes. Our provision for income taxes was $6.9 million in the three months ended March 31, 2006, compared to $2.6 million in the three months ended March 31, 2005. The tax provision for the three months ended March 31, 2006 is the result of applying an annualized effective tax rate of 52.5%, before adjustments for certain discrete items, including benefits related to certain stock option activity. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate. Based on our recent product transition setback, we have revised our forecasted earnings for 2006 downwards. Compared to the same period in the prior year, in the three months ended March 31, 2006, this revision to our forecast negatively compounded the effect that certain stock-based compensation expenses had on our tax rate in addition to having the effect of limiting our ability to establish certain deferred tax assets, which again negatively impacted our effective tax rate. In the three months ended March 31, 2005, our effective tax rate was lower than the statutory rate as we were able to utilize the benefits of certain credits and loss carryforwards during that period.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2005 we generated $54.9 million of cash from our operating activities, and in the three months ended March 31, 2006 we generated $22.0 million of cash from our operating activites. As of March 31, 2006, we had approximately $191.9 million in cash, cash equivalents and short-term investments. We outsource our design implementation and almost all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash provided by operating activities was $22.0 million in the three months ended March 31, 2006, compared to $14.8 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, net cash generated by operating activities resulted primarily from net income of $6.5 million, as well as decreases in accounts receivable and inventory, which more than offset the decreases in accounts payable, accrued liabilities and deferred income. Decreases in accounts receivable was due to lower activity in the later months of the first fiscal quarter of 2006, while the decreases in inventory was due to continued inventory management. The decreases in accounts payable, accrued liabilities and deferred income was primarily due to the seasonally lower level of activity. In the three months ended March 31, 2005, net cash generated by operating activities resulted primarily from net income and the increases in accounts payable, accrued liabilities and income tax payable, which more than offset the growth in accounts receivable and inventory. The increase in accounts payable and other accrued liabilities during the three months ended March 31, 2005 was mainly due to non-recurring engineering-related expenses incurred but not paid as of the end of the period, as well as a significantly higher amount of payables due to the timing of inventory receipts and their related payments to our inventory vendors compared to the prior period.

Investing Activities

In the three months ended March 31, 2006, we expanded our patent portfolio with the purchase and license of $8.4 million in patents and patent rights. Capital expenditures were approximately $2.6 million and $0.5 million in the three months ended March 31, 2006 and 2005, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development, which has increased due to increased levels of activity. We also anticipate an increase in our capital expenditures in the current year related to development costs for land in India. Net cash used in investing activities also consisted of the net proceeds of $21.8 million and net purchases of $31.7 million of short-term marketable securities in the three months ended March 31, 2006 and 2005, respectively.

Financing Activities

Net cash provided by financing activities was $1.5 million in the three months ended March 31, 2006, consisting of $0.8 million in net proceeds from the issuance of our common stock from stock option exercises and $0.7 million in excess tax benefit from share-based arrangements which was presented as a financing activity in accordance with the provisions of SFAS 123R. Net cash used in financing activities was $0.5 million in the three months ended March 31, 2005, in connection with cash paid for expenses related to our November 2004 initial public offering.

As of March 31, 2006, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

We intend to fund our research and development, sales and marketing and general and administrative activities with cash generated from operations, but we may not be able to do so. These activities may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these activities. We anticipate that operating expenses, working capital as well as planned capital expenditures will constitute a material use of our cash resources.

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

Contractual Obligations

As of March 31, 2006, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$3,542	$960	$2,293	$289
Unconditional Purchase Obligations (2)	22,896	22,174	722	—

Total	$26,438	$23,134	$3,015	$289

(1)	Operating leases include agreements for building facilities.
(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development and land development costs. Of the unconditional purchase obligations noted above, $19.4 million relates to commitments for inventory.

Recent Accounting Pronouncements

There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Two customers account for substantially all of our revenue. Inventec Appliances (Shanghai) Co., Ltd., Inventec Appliances (Pudong) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 32.1% and 56.7% of our revenue in the three months ended March 31, 2006 and fiscal 2005, respectively. In addition, during the first quarter of 2005 we began shipping in volume to Hon Hai Precision Industry Co., Ltd., or Hon Hai, which accounted for 64.7% and 36.3% of our revenue in the three months ended March 31, 2006 and fiscal 2005, respectively. The loss of sales to either of these customers would have a significant negative impact on our business. For example, in April 2006, we were advised by Apple Computer Inc. that our next generation platform, due out in the second half of 2006, will not be used in their mid-range and high-end flash-based iPods. As a result, we expect a significant drop in our sales to our primary customers. Because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these customers expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate.

We believe that nearly all of our platforms sold to these customers are incorporated into various models within the Apple iPod product family. Apple may choose to use platforms in addition to ours for its products, use a different platform than ours altogether or develop an in-house solution. We anticipate that Apple’s recent decision not to use our next generation platform in certain of its iPods will significantly harm our business. Further, because such a large portion of our revenue is tied to the Apple iPod product family, our success depends on Apple’s continued success with these products.

In addition, if our primary customers’ relationships with Apple is disrupted for inability to deliver sufficient products or for any other reason, it could have a significant negative impact on our business. We do not know the terms of either of these customers’ business relationships with Apple. Apple may choose to work with other manufacturers. The loss by either of these customers of sales to Apple could also harm our business and financial position.

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

We do not expect to sustain our recent growth rate.

We have experienced significant growth in a short period of time. For example, our revenue has increased from $1.9 million in 2001 to $225.2 million in 2005. We do not anticipate achieving similar revenue growth rates in future periods. You should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer.

If we are unable to develop successful new platforms or other products to keep pace with rapid technological change, we will be unable to expand our business and our operating results and competitive position would be harmed.

The consumer electronics market is characterized by rapidly changing technology. This requires us to continuously develop new platforms or other products and enhancements for existing platforms to keep pace with evolving industry standards and rapidly changing customer requirements. For example, although our platforms historically were used only in hard disk drive-based personal media players, in 2005 we began deriving revenue from flash memory-based applications and, in 2006, the Company recently announced a new technology platform targeted at the computer notebook market that enables a secondary display. In addition, our products have recently been designed into personal media players that utilize satellite radio capabilities. However, if feature-rich personal media player capabilities are adopted by adjacent markets such as wireless and mobile phones, we may need to develop platforms that can operate with these devices. We may not have the technological capabilities to develop, or the financial resources necessary to fund, these future innovations. Even if we are able to develop future innovations, if our future innovations produce technology that is behind that of our competitors, we may lose customers. Similarly, if our future innovations are ahead of the then-current technological standards in our industry, customers may be unwilling to purchase our platforms until the consumer electronics market is ready to accept them. If we are unable to successfully define, develop and introduce competitive new platforms or other products and enhance existing platforms, we may not be able to compete successfully. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

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

We recently announced our new technology platform, Preface™, initially targeted at the notebook computer market. This technology platform, using a secondary display, is designed to give notebook users access to data, music and photos. As of March 31, 2006, we have made only limited sample shipments of this platform and have not yet derived significant revenue from this platform.

The success of our Preface technology platform depends on several factors, including, but not limited to, the market for notebook computers in general and the demand for notebook computers with the Preface technology platform by notebook computer manufacturers and consumers. Notebook computer manufacturers may choose to only include the Preface technology into their notebook designs in combination with notebooks planned for introduction with Microsoft’s Windows Vista. The planned launch of Windows Vista and Windows Sideshow (a feature set in Microsoft Windows Vista) has been delayed until early 2007. This delay has given our competitors in this market an opportunity to further develop their platforms and may provide them with an opportunity to introduce their products before or concurrent with our introduction. If the timing and introduction of Windows Vista or Windows Sideshow is further delayed or does not happen when anticipated, then demand for Preface will be severely impaired. In addition, the development and introduction of a new technology platform such as Preface involves additional risks, including intellectual property risks as discussed above, the risk of product defects which in turn could harm our reputation, sales of our platforms and cause unexpected costs, and the reliance on third-party technology incorporated into the platform. If our Preface technology platform does not achieve market acceptance or is not otherwise successful, or if we encounter product defects or delays or other difficulties in the introduction, sales and marketing of this platform, our business and operating results may suffer.

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

At March 31, 2006, we had an accumulated deficit of approximately $7.4 million. Although we have achieved profitability in the past seven quarters, we cannot be certain that we will sustain profitability in the future. To be profitable, we will need to continue to sustain or grow our revenue to support our current expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis, especially in light of Apple’s decision not to use our next generation platform in certain iPods. If we are not profitable or otherwise fail to meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses. For example, we recently announced that the follow-on to our PP5021 SoC has not been selected by Apple Computer Inc. for use in their mid-range and high-end flash based iPods. Apple’s decision not to use our next generation platform in certain of its iPods will result in the loss of anticipated sales, and we may not be able to timely reduce our operating expenses, which may negatively affect our financial results.

We are subject to the risk of supply problems with other components of the end products of our customers and components packages with ours and if our customers cannot obtain sufficient supplies of these components, sales of our platforms could suffer.

In addition to our platforms, the end products of our customers that are sold to consumers also incorporate other components outside of our control, such as hard disk drives or flash memory chips. If our customers cannot obtain sufficient supplies of these or other components, sales of our platforms could suffer because our customers may purchase fewer platforms from us than they would have otherwise purchased. For example, small form factor hard disk drive supply was constrained during 2003 and 2004. We believe that these supply constraints may have caused our customers to purchase fewer platforms than they might otherwise have purchased, thus negatively impacting our revenue. Although we cannot estimate the impact on our revenue from these supply constraints, we believe that future supply problems with the other components of the end products of our customers, including small form factor hard disk drives and flash memory chips, may negatively impact our business and revenue in the future. As a result, demand for our platforms depends on the availability of other components that we do not control. In addition, our PP5024 is sold as a System-in-Package (SiP) together with a semiconductor supplied by a third-party vendor. If such third-party vendor can not meet our sales forecasts or if the vendor’s semiconductor has any manufacturing or design problems, then sales of our SiP will be negatively affected and as a result would have a negative impact on our business and financial results.

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

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. In some cases, a company can avoid or settle litigation on favorable terms because it possesses patents that can be asserted against or licensed to the plaintiff. Due to the limited number of patents that we hold or license, we may not be in a favorable bargaining position in these situations. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology, stop selling products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of pending patent applications that relate to our platforms. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our platforms or using technology that contains the allegedly infringing intellectual property which could have a material negative effect on our business. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our platforms.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 97.9% and 99.0% of our revenue in the three months ended March 31, 2006 and fiscal 2005, respectively. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

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

Because our platforms are designed for use in consumer electronic products, such as personal media players, our business is subject to seasonality, with increased revenue typically in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent revenue growth and Apple’s recent decision to not incorporate our next generation platform into certain of its products make it difficult for us to accurately assess the impact of seasonal factors on our business. If we or our customers are unable to forecast the impact of seasonality on the end user demand for portable media players, our sales and operating results would suffer.

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

We rely heavily on the services of our key executive officers. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees, including our senior management, may terminate their employment with us at any time. In addition, we have an engineering facility in India, where the employee turnover rate has traditionally been significantly higher than in the United States. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and negatively impact our ability to sell, our platforms. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key personnel.

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

Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, our estimated future earnings and taxable income or by changes in tax laws or their interpretation. These factors may affect our business, results of operations and financial condition. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. The outcomes of these examinations, if they occur, could result in an adjustment to our tax provision, which could harm our net income and financial condition.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with accounting principles generally accepted in the United States, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have made changes to U.S. GAAP that require us to record a charge to earnings for employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We are exposed to risks from legislation requiring companies to evaluate their internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting, commencing with our annual report for the year ended December 31, 2005. As a result, we have experienced increased expense and have devoted additional management resources to Section 404 compliance. We have completed our assessment and obtained our independent registered public accounting firm’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2005. In future years, if we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

The stock market has experienced significant price and trading volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. In addition, the market price of our common stock may be affected by other factors outside our control such as developments or announcements affecting our industry, Apple or our competitors. For example, during the time in which our common stock has been publicly traded, the sale prices of our common stock as reported on The NASDAQ National Market ranged from $33.45 on November 29, 2004 to $10.55 on May 3, 2006. In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of its securities, and in the future, we may be a target of similar litigation. Any lawsuits to which we become a party, whether ultimately resolved in our favor or not, may not be resolved quickly, and coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively any future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers, analysts and investors, which could cause our revenues and stock price to decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future, may be perceived negatively by the market causing a decline in our stock price or litigation against us.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
10.1#	Offer Letter dated January 18, 2006, between the Registrant and William J. Dally (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

10.2	First Amendment to Lease between PortalPlayer, Inc. and Touchstone Building LLC, dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

#	Indicates a management contract or compensatory plan or arrangement.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PortalPlayer, Inc.

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen
Vice President and Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Date: May 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1#	Offer Letter dated January 18, 2006, between the Registrant and William J. Dally (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 23, 2006).

10.2	First Amendment to Lease between PortalPlayer, Inc. and Touchstone Building LLC, dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

#	Indicates a management contract or compensatory plan or arrangement.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.