Form 10-Q
period 2006-06-30
PortalPlayer, Inc.
filed 2006-08-09
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 25,411,785 shares of the registrant’s Common Stock, $0.0001 par value, outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$64,307	$48,074
Short-term investments	129,913	131,435
Accounts receivable—net	19,776	46,678
Inventory—net	2,128	7,212
Deferred tax assets	898	3,577
Prepaid expenses and other current assets	4,763	4,862

Total current assets	221,785	241,838
Property and equipment—net	6,367	3,766
Deferred tax assets	4,889	5,025
Purchased intangible assets—net	7,977	—
Other assets	934	1,497

Total assets	$241,952	$252,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current liabilities:
Accounts payable	$14,544	$29,352
Accrued liabilities	7,392	12,083
Deferred income	6,344	10,850
Deferred rent	—	5
Income taxes payable	—	2,047

Total current liabilities	28,280	54,337
Deferred rent, long-term	383	331

Total liabilities	28,663	54,668

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.0001 par value—250,000 shares authorized; issued and outstanding: 25,408 shares and 24,377 shares at June 30, 2006 and December 31, 2005, respectively	221,966	219,446
Deferred stock-based compensation	(2,411)	(7,767)
Accumulated other comprehensive loss	(225)	(264)
Accumulated deficit	(6,041)	(13,957)

Total stockholders’ equity	213,289	197,458

Total liabilities and stockholders’ equity	$241,952	$252,126

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$34,556	$44,567	$106,852	$89,035
Cost of revenue (1)	20,090	25,402	62,092	50,693

Gross profit	14,466	19,165	44,760	38,342

Operating expenses:
Research and development (1)	10,701	8,150	23,740	14,706
Selling, general and administrative (1)	5,134	3,696	10,875	6,807
Amortization of purchased intangibles	344	—	459	—

Total operating expenses	16,179	11,846	35,074	21,513

Operating income (loss)	(1,713)	7,319	9,686	16,829
Interest income	2,201	1,122	4,254	2,017
Interest and other income (expense)—net	(119)	(3)	(141)	10

Income before income taxes	369	8,438	13,799	18,856
Provision (benefit) for income taxes	(1,018)	2,105	5,883	4,714

Net income	$1,387	$6,333	$7,916	$14,142

Basic net income per share	$0.06	$0.27	$0.33	$0.61

Diluted net income per share	$0.05	$0.25	$0.31	$0.56

Shares used in computing basic net income per share	24,474	23,258	24,351	23,203

Shares used in computing diluted net income per share	25,330	25,103	25,423	25,068

____________ (1) Amounts include stock-based compensation, as follows:

Cost of revenue	$100	$—	$220	$—
Research and development	1,318	250	2,702	455
Selling, general and administrative	850	220	1,772	399

	$2,268	$470	$4,694	$854

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,916	$14,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,481	366
Amortization of discounts and premiums on investments, net	191	80
Non-cash stock-based compensation	4,673	854
Deferred income taxes	2,815	—
Tax benefits on exercise of stock options	668	655
Excess tax benefits from stock-based compensation	(968)	—
Changes in assets and liabilities:
Accounts receivable	26,902	(5,085)
Inventory	5,108	712
Prepaid expenses and other current assets	116	(1,507)
Other assets	563	(151)
Accounts payable	(15,189)	14,295
Accrued liabilities	(3,911)	3,009
Deferred income	(4,506)	989
Income taxes payable	(1,079)	(479)
Deferred rent	47	186

Net cash provided by operating activities	24,827	28,066

Cash flows from investing activities:
Proceeds from sales or maturities of investments	79,055	51,800
Purchase of investments	(77,685)	(91,939)
Purchase of intangibles	(8,435)	—
Purchase of property and equipment	(4,040)	(1,635)

Net cash used in investing activities	(11,105)	(41,774)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	1,543	647
Excess tax benefits from stock-based compensation	968	—

Net cash provided by financing activities	2,511	647

Net increase (decrease) in cash and cash equivalents	16,233	(13,061)
Cash and cash equivalents—beginning of year	48,074	58,892

Cash and cash equivalents—end of year	$64,307	$45,831

Supplemental disclosure of noncash investing and financing activities—
Deferred stock-based compensation, net	$(96)	$2,801

Liabilities accrued for the purchase of property and equipment	$555	$—

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

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of June 30, 2006 and December 31, 2005, approximately 39% and 38%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the three-month and six-month periods ended June 30, 2006, Inventec accounted for 31% and 32%, respectively, of revenue, compared to 70% and 76% for the comparable periods in the prior year. In connection with contracts related to shipments made to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, as of June 30, 2006 and December 31, 2005, approximately 46% and 59%, respectively, of the Company’s gross accounts receivable were concentrated with Hon Hai Precision Industry Co., Ltd., or Hon Hai. For the three-month and six-month periods ended June 30, 2006, Hon Hai accounted for 56% and 62%, respectively, of revenue, compared to 22% and 14% for the comparable periods in the prior year. The Company also had another customer that accounted for 13% and less than 10%, respectively, of gross accounts receivable as of June 30, 2006 and December 31, 2005. This customer accounted for less than 10% of the Company’s revenue for the three-month and six-month periods ended June 30, 2006 and the comparable periods in the prior year.

The Company is dependent on two suppliers for substantially all of its inventory requirements. The inability of these suppliers to fulfill the production requirements of the Company on a timely basis could negatively impact future results. Although there are other suppliers that could provide similar services, a change in suppliers could cause delays in the Company’s products and possible loss of revenue.

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of advanced semiconductor, firmware and software solutions for manufacturers of feature-rich media players and secondary display-enabled notebook computers. The Company’s chief operating decision maker is the CEO.

2. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based awards to employees in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The pro forma information for the three-month and six-month periods ended June 30, 2005, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$6,333	$14,142

Add: Total stock-based employee compensation included in reported net income, net of tax	353	707
Less: Fair value of stock-based employee compensation, net of tax	(1,551)	(1,999)

Pro forma net income	$5,135	$12,850

Earnings per share:
Basic – Reported	$0.27	$0.61
Pro forma	$0.22	$0.55
Diluted – Reported	$0.25	$0.56
Pro forma	$0.21	$0.51

The Company adopted SFAS 123R using the modified prospective transition method, under which compensation expense related to unvested stock options and restricted stock is recorded at the beginning of the first quarter of adoption of SFAS 123R. Accordingly, in the three-month and six-month periods ended June 30, 2006, the Company recorded stock-based compensation that includes: a) compensation cost related to share-based payments granted prior to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provisions of APB 25; b) compensation cost related to share-based payments granted subsequent to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and c) compensation cost related to share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon the adoption of SFAS 123R, the Company continues to account for forfeiture as they occur for share-based payments valued under APB 25, as described in the previous paragraph. Additionally, the Company recognizes compensation costs for share-based payments valued under the provisions of SFAS 123 and SFAS 123R on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award, net of an estimated forfeiture rate. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating the forfeiture rate, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Previously reported amounts have not been restated.

In accordance with the adoption of SFAS 123R, as of January 1, 2006, deferred stock-based compensation of $4.6 million recorded on the balance sheet was eliminated by being charged to paid-in capital. Of this amount, $4.5 million related to grants of restricted stock awards and $0.1 million related to grants of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date. As of June 30, 2006, the Company had a balance of $2.4 million in deferred stock-based compensation related to options granted before the Company filed for its initial registration statement and, accordingly, is accounted for under APB 25 as described above.

The Company issues restricted stock awards, the value of which is based on the closing market price of the Company common stock on the grant date. In calculating the compensation cost related to stock options subsequent to the Company’s filing of its initial registration statement, the Company estimates the fair value using the Black-Scholes option pricing model, consistent with the provisions of SFAS 123R, the SEC’s Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each of these option grants is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options:
Risk-free interest rate	4.99% – 5.00%	3.87%	4.55% –5.00%	3.88%
Expected life (in years)	3.5 – 5.4	5	3.5 –5.4	5
Expected volatility	59.2%–70.6%	71.1%	59.2%–73.6%	71.1%
Expected dividends	$—	$—	$—	$—

Employee Stock Purchase Plan:
Risk-free interest rate	5.03%	3.18%	4.25% -5.03%	3.03%
Expected life (in years)	0.5 –1.0	0.5	0.5 –1.0	0.5
Expected volatility	55.5%	71.1%	50.3% -55.5%	71.1%
Expected dividends	$—	$—	$—	$—

The impact of recording stock-based compensation on the results of operations for the three-month and six-month periods ended June 30, 2006, was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$100	$220
Research and development	1,318	2,702
Selling, general and administrative	850	1,772

Stock-based compensation before income taxes	2,268	4,694
Income tax benefit	(2,064)	(713)

Total stock-based compensation after income taxes	$204	$3,981

Effect on earnings per share
Basic	$0.01	$0.16
Diluted	$0.01	$0.16

The Company capitalized approximately $9,000 in stock-based compensation into inventory as of June 30, 2006. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $1.0 million of excess tax benefits for the six-month period ended June 30, 2006 has been classified as a financing cash inflow.

As of June 30, 2006, the Company had the following share-based payment arrangements:

2004 Stock Incentive Plan—The 2004 Stock Incentive Plan, or 2004 Plan, was adopted in 2004 and as of June 30, 2006, 3,710,916 shares of common stock have been authorized for issuance under the plan. In addition, any shares subject to outstanding options under our 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under our 2004 stock incentive plan. As a result of this provision, 65,471 shares were added to the 2004 Plan as of June 30, 2006. The number of shares authorized for issuance under the 2004 Plan will be increased on the first day of each of our fiscal years from 2007 through 2014 by the lesser of:

•	2,333,333 shares;

•	5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or

•	the number of shares determined by the board of directors.

Under the 2004 Plan, options granted to optionees will generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire six or ten years from the date of grant. The majority of restricted stock granted under the 2004 Plan will vest as to 75% of the shares approximately 18 months after the date of grant, with the remaining shares vesting approximately 18 month later. Certain restricted shares vest 20% annually for a period of 5 years. As of June 30, 2006, the Company had a net issuance of 902,287 shares of restricted stock under the 2004 Plan. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Unvested shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes stock option activity during the six-month period ended June 30, 2006 under the 1999 Plan and the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,320,443	$12.43
Granted	344,061	21.96
Exercised	(317,108)	2.91
Cancelled	(339,437)	20.66

Outstanding at June 30, 2006	3,007,959	$13.60	8.22	$9,361

Exercisable at June 30, 2006	820,590	$10.26	7.68	$4,234

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing price of $9.81 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised in the three-month and six-month periods ended June 30, 2006 was $1.3 million and $6.4 million, respectively. The total cash received from option exercises was $0.1 million and $0.9 million, respectively, in the three-month and six-month periods ended June 30, 2006. In connection with these exercises, the tax benefits realized by the Company was $0.1 million and $0.7 million, respectively. The estimated weighted-average fair value of options granted to employees was $6.91 and $11.63, respectively, for the three-month and six-month periods ended June 30, 2006. As of June 30, 2006, $21.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.24 years. The amount of share-based liabilities paid was approximately $0 and $26,000, respectively, for the three-month and six-month periods ended June 30, 2006.

The following table summarizes the nonvested restricted stock award activity during the six-month period ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	253,828	$19.70
Granted	691,458	10.79
Vested	(32,658)	17.45
Cancelled	(42,999)	22.07

Outstanding at June 30, 2006	869,629	$12.59

The total fair value of restricted shares vested during the three-month and six-month periods ended June 30, 2006 was $0.3 million and $0.4 million, respectively. As of June 30, 2006, $10.0 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.90 years. To satisfy the tax-withholding obligations upon vesting of restricted stock, employees may elect to deliver shares back to the Company. Such shares that the Company repurchases are not part of an authorized stock repurchase plan.

The Company settles employee stock options exercised and restricted stock awards vested with newly issued common shares.

2004 Employee Stock Purchase Plan—The Company’s 2004 Employee Stock Purchase Plan, or ESPP, was adopted by the board of directors and was approved by the Company’s stockholders and became effective in October 2004. As of June 30, 2006, a total of 808,015 shares of common stock have been authorized for issuance under the ESPP. The number of shares authorized for issuance under the employee stock purchase plan will be increased on the first day of each fiscal year from 2007 through 2014 by the lesser of:

•	400,000 shares;

•	1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	the number of shares determined by our board.

The ESPP is intended to qualify shares sold for the benefits provided under Section 423 of the Internal Revenue Code. Employees, including officers and employee directors are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 833 shares. The purchase price of the stock is equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. As of June 30, 2006, 154,402 shares had been issued under the ESPP.

Stock-Based Compensation Related to Consultants—During the three-month and six-month periods ended June 30, 2006, the Company granted options to purchase zero and 10,000 shares, respectively, of common stock to consultants and advisors. Options to consultants and advisors which are not fully vested are subject to periodic revaluation over the vesting terms. The Company recorded a benefit of approximately $46,000 and $39,000 related to the fair value of such vested awards in the general and administrative expense line in the accompanying Statement of Operations for three-month and six-month periods ended June 30, 2006, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 4.35% to 5.07%, annualized volatility of 68.8% to 71.1% and no dividends during the expected term. Additionally, in June 2006, an employee of the Company became an advisor. His options will continue to vest for the six month period during which he will serve as an advisor. These options are also subject to periodic revaluation over the vesting terms. The Company recorded a general and administrative expense of $4,000 related to the fair value of such vested awards for the three-month period ended June 30, 2006, using the Black Sholes option pricing model with the following assumptions: expected life of 0.8 years, risk free interest rate of 5.03%, annualized volatility of 55.5% and no dividends during the expected term.

3. Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income	$1,387	$6,333	$7,916	$14,142

Denominator:
Weighted average common shares – used for basic calculation	24,474	23,258	24,351	23,203
Weighted average effect of dilutive securities:
Warrants	17	28	19	35
Unvested restricted stock awards	20	13	44	6
Employee stock options	819	1,804	1,009	1,824

Denominator for diluted calculation	25,330	25,103	25,423	25,068

Basic net income per share	$0.06	$0.27	$0.33	$0.61

Diluted net income per share	$0.05	$0.25	$0.31	$0.56

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including warrants, unvested restricted common stock and stock options using the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares, as calculated based on the average of the daily closing prices of the Company’s common stock for the period. The following outstanding restricted stock awards and common stock options were excluded from the computation of diluted net income per share for the three-month and six-month periods ended June 30, 2006 and 2005 as they had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unvested restricted stock awards	135	6	79	3
Common stock options	2,192	275	1,686	193

4. Balance Sheet Components (in thousands)

	June 30, 2006	December 31, 2005
Inventory:
Work in progress	$1,559	$757
Finished goods	913	6,727
Write-off of excess units	(344)	(272)

	$2,128	$7,212

Property and Equipment:
Purchased software	$3,172	$2,911
Computer equipment	719	801
Building	899	112
Office equipment and furniture	6,006	3,609
Leasehold improvements and other property and equipment	785	573

	11,581	8,006
Less: accumulated depreciation and amortization	(5,214)	(4,240)

	$6,367	$3,766

Accrued Liabilities:
Accrued compensation related	$1,742	$2,752
Accrued development fees	1,676	3,553
Accrued legal and accounting fees	873	754
Accrued restructuring	130	—
Reimbursements received in advance	—	53
Other	2,971	4,971

	$7,392	$12,083

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

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of delivery or manufacture, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table summarizes the activity related to the warranty reserve in the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$381	$242	$288	$208
Adjustments related to current period sales	(30)	26	171	71
Warranty costs incurred in the current period	(2)	(59)	(110)	(70)

Ending balance	$349	$209	$349	$209

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

Commitments

In May 2005, the Company entered into a loan agreement which provides a revolving line of credit of up to $15.0 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of June 30, 2006, there were no amounts outstanding under the Loan Agreement.

6. Comprehensive Income

Comprehensive income is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,387	$6,333	$7,916	$14,142
Net change in unrealized loss on investments	—	21	39	(142)

Net comprehensive income	$1,387	$6,354	$7,955	$14,000

7. Intangible Assets

In March 2006, the Company obtained a five-year license to a certain patent portfolio, which consist of US and international patents. The Company also purchased additional patents from the same third party. The combined transaction amount, including certain costs directly related to entering into this transaction, was approximately $8.4 million. These patents and patent rights are amortized on a straight-line basis over their expected weighted average life of 7.3 years. Amortization expense of $0.3 million and $0.5 million was recorded in the three-month and six-month periods ended June 30, 2006. Intangible assets, net, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Patents and patent rights	$8,435	$—
Less: accumulated amortization	(458)	—

	$7,977	$—

Future amortization expense related to patents and patent rights is as follows (in thousands):

Years ending December 31,
2006	$688
2007	1,375
2008	1,375
2009	1,375
2010	1,375
Thereafter	1,789

$7,977

8. Restructuring Charges

Due to a product transition setback as announced in April 2006, the Company re-organized its operations in June 2006 to focus on its key initiatives. As a result, the Company reduced its workforce by involuntarily terminating 32 employees. All functional areas were affected by the reduction. The Company recorded $0.6 million in charges associated with the restructuring plan, comprised of $0.5 million in research and development expense and $0.1 million in selling, general and administrative expense.

The following summarizes the Company’s restructuring activity (in thousands):

	Employee Severance	Other	Total
Restructuring charges	$555	$59	$614
Cash payments	(478)	(6)	(484)

Accrued balance—June 30, 2006	$77	$53	$130

The accrued restructuring expenses are expected to be disbursed by September 30, 2006.

9. Income Taxes

The Company’s benefit from income taxes was $1.0 million in the three months ended June 30, 2006, compared to a provision for income taxes of $2.1 million in the three months ended June 30, 2005. The tax provision for the three months ended June 30, 2006 is the result of applying an annualized rate of 42.6% to the Company’s year-to-date earnings, which had an effect of a benefit recorded in the three months ended June 30, 2006 after taking into consideration that during the three months ended March 31, 2006 the Company utilized a higher rate of 51.4%. The Company recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. The Company has a higher rate in the current year-to-date period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to Net Operating Loss carryforwards and a benefit from research and development activities being recorded in the prior year.

10. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 contains a two-step process to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, the anticipated effects of Apple Computer Inc.’s decision not to use our platform in certain of its iPods, Apple Computer Inc.’s continued use of our platform, the anticipated availability of the follow-on to our PP5021, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop and to sell our products, such as our PP5022 and derivatives thereof, in additional applications, produce, market and sell in volume new products such as our PP5024 flash memory-specific product, the features, benefits and availability of current and future products, geographic concentration of our revenues, customer concentration and demand, our dependency on certain employees, the intended departure of our current president and chief executive officer, increasing internal operations historically performed by third-parties, customer shipment logistics, the impact and availability of customer components, our customer strategy, our growth rates, elements of our growth strategy including sales and marketing and product development efforts and international operations, seasonality of our business, fluctuation in our operating results, our gross margins, our revenues and sources of revenues, including timing of revenue, our provisions for income taxes, expenses, average selling prices, inventory management and adjustments, the evaluation of our intangible assets, estimates regarding our capital expenditures, anticipated capital requirements, the adequacy of our capital resources, our anticipated cash needs, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our disclosure controls and procedures, our critical accounting policies, market risk sensitive instruments, including currency fluctuations, and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “would,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in Part II, Item 1A “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich personal media players and secondary display-enabled notebook computers. Personal media players are battery-powered, hard disk drive and flash memory-based portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players and other devices to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated products in a cost-effective manner with fast time to market. Our key personal media player customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer, Inc. and other companies. In the six months ended June 30, 2006 and fiscal year 2005, Inventec accounted for 31.6% and 56.7% of our revenue, respectively. During the first quarter of 2005, we began shipping in volume to Hon Hai, which accounted for 61.8% and 36.3% of our revenue in the six months ended June 30, 2006 and fiscal year 2005, respectively. In recent fiscal quarters, Hon Hai has accounted for a larger percentage of our revenue than Inventec.

On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 System-on-Chip, or SoC, which is expected to be available in the second half of 2006, has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will result in a significant reduction in orders from our primary customers and consequently on our financial performance in the near term.

Due to this product transition setback, we announced in June 2006 that we re-organized our operations to focus on our key initiatives. As a result, our workforce was reduced by approximately 45 employees, which included 32 involuntary terminations and 13 voluntary terminations. All functional areas were affected by the reduction. We recorded $0.6 million in charges associated with the restructuring plan, comprised of $0.5 million in research and development expense and $0.1 million in selling, general and administrative expense. As of June 30, 2006, our accrued restructuring balance was $0.1 million. We expect the accrued restructuring expenses to be disbursed by September 30, 2006.

Some of our customer relationships, other than Inventec and Hon Hai, have been developed over a short period of time and are generally in the preliminary stages. There can be no assurance that these customers will continue to generate significant revenue, that we will be able to retain these customers or that we will continue to be successful in attracting new customers. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenue for the foreseeable future.

Overview

We were founded in 1999 and introduced our first-generation SoC in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our annual revenue from $1.9 million in 2001 to $225.2 million in 2005. We recorded revenue of $106.9 million in the six months ended June 30, 2006. We generated annual net income of $10.4 million in 2004, our first profitable year, and generated annual net income of $48.2 million in 2005 and net income of $7.9 million in the six months ended June 30, 2006.

We have grown our employee base from six at inception to 274 people as of June 30, 2006 in five countries, with approximately 51% of our employees, primarily engineering staff, located in India.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their original design manufacturer, or ODM, partners. Historically, our products were only incorporated into hard disk drive-based personal media players. However, in 2005, we introduced the PP5022/5021 and the PP5024. The PP5022/5021, our fifth generation SoC, is designed for use in both hard disk drive and flash-based personal media players, and the PP5024 is a flash memory-specific product. These new platforms have enabled us to target a larger percentage of the personal media player market, and we began recognizing revenue from flash-based platforms in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. For example, we recently announced that the follow-on to our PP5021 SoC has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We intend to continue to focus primarily on customers that produce small form factor, feature-rich personal media players and to leverage our personal media player capabilities to address adjacent market opportunities such as secondary displays in notebook computers.

The personal media player segment that we sell into is largely dominated by one original equipment manufacturer, or OEM, Apple Computer, Inc. Historically, the majority of our revenue has been derived from shipments of product that are incorporated into Apple Computer’s products. As the feature-rich personal media player market matures, the capabilities our platform solutions provide may be subject to commoditization, similar to the commoditization which has occurred in the more mature, non-feature-rich flash-based personal media player market. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can.

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to OEMs and consumer electronics companies outside of Asia. Our sales to the Asia/Pacific region, including Japan, accounted for approximately 95.3% in the six months ended June 30, 2006. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

We outsource to independent third parties substantially all of the implementation of certain design aspects of our SoCs and the majority of our manufacturing logistics, including the manufacturing, test, packaging, warehousing and shipping of our SoCs. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. We also have a logistics warehouse in Hong Kong, which is managed by a local third party, from which location we expect the majority of future shipments to our customers to continue to be made. We have recently started working directly with third-party manufacturing vendors, and we expect that in the future we may gradually increase our level of managing certain logistical aspects associated with a traditional fabless semiconductor business model.

Our financial results are subject to our customers’ use of our products. Additionally, because our platforms are designed for use in consumer electronics products, such as personal media players, we expect our business to be subject to seasonality. We believe that end user demand is typically higher during the year-end holiday season. Due to the recent decision by Apple Computer, Inc. not to use our products in their mid-range and high-end flash based iPods, we expect that the loss of these sales into certain Apple Computer products will offset any positive seasonal factors in fiscal 2006.

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

Cost of Revenue

Cost of revenue consists primarily of the cost of finished goods and, to a lesser extent, certain technology license fees, freight charges, personnel and occupancy associated with manufacturing support, quality assurance and internal inventory handling costs, including a component of stock-based compensation charges. The cost of finished goods includes the cost for fully packaged and tested semiconductors. Cost of revenue may additionally include write-offs of certain inventories based on declines in forecasted demand in future periods.

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In each of the three and six months ended June 30, 2006, we recorded revenue, and accordingly, gross profit of approximately $0.1 million related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms, compared to $0.4 million and $0.5 million, respectively, for the comparable periods in the prior year.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, stock-based compensation charges, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted and paid for by the customer. The reimbursements against research and development expense on these research activities were approximately $0.1 million in each of the three and six months ended June 30, 2006, compared to $35,000 and $0.1 million, respectively, in the comparable periods for the prior year. In the future, we do not expect reimbursements from engineering services to be significant.

Selling, general and administrative expense consists primarily of salaries, bonuses, stock-based compensation charges, benefits and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities.

Amortization of purchased intangibles primarily relate to various patents and patent rights acquired during the first three months of fiscal 2006.

Interest and Other Income, Net

Interest and other income, net, consists mostly of interest earned on our cash and short-term investments.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventory, which impacts cost of revenue and gross margin; (c) stock option valuation, which impacts the disclosure and recognition of stock-based compensation; and (d) income taxes, which impacts the disclosure and recording of income tax valuation and expense. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory on-hand and inventory for which we have placed non-cancelable orders for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In each of the three and six months ended June 30, 2006, we recorded revenue, and accordingly, gross profit of $0.1 million related to the sale of this inventory, compared to $0.4 million and $0.5 million, respectively, in the comparable periods for the prior year.

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

We elected to adopt SFAS 123R using the modified prospective method. Accordingly, in the three and six months ended June 30, 2006, we recorded stock-based compensation that includes: a) compensation cost related to share-based payments granted prior to the filing of our initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provisions of APB 25; b) compensation cost related to share-based payments granted subsequent to the filing of our initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and c) compensation cost related to share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon the adoption of SFAS 123R, we continue to account for forfeiture rates as they occur for share-based payments valued under APB 25, as described in the previous paragraph. Additionally, we recognized compensation costs for share-based payments valued under the provisions of SFAS 123 and SFAS 123R on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award, net of an estimated forfeiture rate. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating the forfeiture rate, we consider voluntary termination behaviors as well as trends of actual forfeitures. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Previously reported amounts have not been restated.

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

In 2005, our board of directors approved the granting of shares of restricted stock. The value of our restricted stock awards is based on the closing market price of our common stock on the date of grant. Shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

Income Taxes

We account for income taxes under the asset and liability method, under which deferred tax assets, including the tax effects attributable to net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We believe sufficient uncertainty exists regarding the realizability of some of our deferred tax assets such that a valuation allowance is required for those assets. Under certain conditions related to our future profitability and other business factors, we believe it is possible that, as in 2005, our results could yield sufficient positive evidence to support the conclusion that it is more likely than not that we will realize the tax benefit of all or part of our net operating losses and other reserved deferred tax assets. If that is the case, subject to review of other qualitative factors and uncertainties, in the period that such a determination is made, we would reverse some or all of our deferred tax asset valuation allowance into income as a reduction of tax expense. The portion of the valuation allowance reversal that relates to net operating losses associated with stock option transactions is taken as a credit to stockholders’ equity. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue represented by selected items from our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.1	57.0	58.1	56.9

Gross profit	41.9	43.0	41.9	43.1
Operating expenses:
Research and development	31.0	18.3	22.2	16.5
Selling, general and administrative	14.9	8.3	10.2	7.7
Amortization of purchased intangibles	1.0	—	0.4	—

Total operating expenses	46.9	26.6	32.8	24.2

Operating income (loss)	(5.0)	16.4	9.1	18.9
Interest and other income, net	6.0	2.5	3.8	2.3

Net income before income taxes	1.0	18.9	12.9	21.2
Provision (benefit) for income taxes	(3.0)	4.7	5.5	5.3

Net income	4.0%	14.2%	7.4%	15.9%

Three Months Ended June 30, 2006 and 2005

Revenue. Revenue decreased to $34.6 million in the three months ended June 30, 2006 from $44.6 million in the three months ended June 30, 2005, a 22% decrease. This decrease was primarily due to an approximately 28% decline in our overall average selling prices as certain products matured, partially offset by an approximately 7% increase in unit shipments of our platforms as well as revenue of $0.3 million associated with a customer’s payment related to the cancellation of certain orders. This customer accounted for less than 10% of our revenue for the three months ended June 30, 2006. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market. This decline may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market, and an increase in market share for products manufactured by our primary customers. Revenue on sales to the Asia/Pacific region, including Japan, was 90.0% and 97.6% in the three months ended June 30, 2006 and 2005, respectively. Sales to Inventec and Hon Hai represented 86.2% of our revenue in the three months ended June 30, 2006, compared to 91.7% for the same period in the prior year. Both Inventec and Hon Hai manufacture products for Apple Computer, Inc. On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 SoC, which is expected to be available in the second half of 2006, has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will result in a significant reduction in orders from our primary customers and consequently will have an impact on our financial performance in the near term.

Cost of revenue and gross margin. Cost of revenue decreased to $20.1 million in the three months ended June 30, 2006 from $25.4 million in the three months ended June 30, 2005, a 21% decrease. This decrease was primarily due to an approximately 27% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners, partially offset by an approximately 7% increase in unit shipments of our platforms and the associated costs of these shipments.

Gross margin was 41.9% in the three months ended June 30, 2006 and 43.0% in the three months ended June 30, 2005. We recognized revenue of approximately $0.1 million and $0.4 million, respectively, in the three months ended June 30, 2006 and 2005 on the sale of previously written-off older-generation inventory. Additionally, we recorded revenue of $0.3 million associated with a customer’s payment related to the cancellation of certain orders in the three months ended June 30, 2006. This customer accounted for less than 10% of our revenue for that period. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, including stock-based compensation, increased to $10.7 million in the three months ended June 30, 2006 from $8.2 million in the three months ended June 30, 2005, a 30% increase. Approximately $1.3 million of the increase was due to an increase in personnel-related expenses, resulting from a 23% increase in research and development headcount at June 30, 2006 compared to June 30, 2005. In addition, we had an increase of $1.1 million related to stock-based compensation recognized as research and development expense, mostly as a result of the adoption of SFAS 123R. In the three months ended June 30, 2006, we also had approximately $0.5 million due to severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have such charges for the same period in the prior year. We further had increased expenses of approximately $0.4 million related to equipment and software, as we continued to invest in technology to support our current and future products. These increases were offset by a decrease of approximately $1.2 million in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as certain license fees. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product.

Selling, general and administrative. Selling, general and administrative expense, including stock-based compensation, increased to $5.1 million in the three months ended June 30, 2006 from $3.7 million in the three months ended June 30, 2005, a 38% increase. We had an increase of $0.6 million related to stock-based compensation recognized as selling, general and administrative expense, mostly as a result of the adoption of SFAS 123R. Travel and marketing expenses increased by approximately $0.3 million, which was primarily associated with the promotion of our products. Professional services-related expenses, including accounting and legal expenses, increased by $0.2 million, primarily due to costs for certain tax-related services. We also had an approximately $0.2 million increase in personnel-related expenses, resulting from a 7% increase in selling, general and administrative headcount at June 30, 2006 compared to June 30, 2005. In addition, in the three months ended June 30, 2006, we had approximately $0.1 million of severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have such charges for the same period in the prior year.

Amortization of purchased intangibles. Amortization of purchased intangibles was $0.3 million in the three months ended June 30, 2006. We had no similar expenses in the comparable period for the prior year. Amortization of purchased intangibles relates to various patents and patent rights acquired during the three months ended March 31, 2006. We will continue to evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Interest and other income, net. Interest and other income, net, increased to $2.1 million in the three months ended June 30, 2006, compared to $1.1 million in the three months ended June 30, 2005. This increase was primarily due to an increase in interest income related to our increased balance of cash, cash equivalents and short-term investments as well as an increase in interest rates compared to the same period in the prior year.

Provision for (benefit from) income taxes. Our benefit from income taxes was $1.0 million in the three months ended June 30, 2006, compared to a provision for income taxes of $2.1 million in the three months ended June 30, 2005. The tax provision for the three months ended June 30, 2006 is the result of applying an annualized rate of 42.6% to our year-to-date earnings, which had an effect of a benefit recorded in the three months ended June 30, 2006 after taking into consideration that during the three months ended March 31, 2006 we utilized a higher rate of 51.4%. The change in tax rate quarter over quarter was mostly the result of a change in our financial forecasts for 2006. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. We have a higher rate this period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to Net Operating Loss carryforwards and a benefit from research and development activities being recorded in the prior year. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate. As of June 30, 2006, we had recorded net deferred tax assets of $5.8 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in future years. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S taxable income.

Six Months Ended June 30, 2006 and 2005

Revenue. Revenue increased to $106.9 million in the six months ended June 30, 2006 from $89.0 million in the six months ended June 30, 2005, a 20% increase. This increase was primarily due to an approximately 62% increase in unit shipments of our platforms, offset by an approximately 26% decline in our overall average selling prices as certain products matured. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market. This decline may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market, and an increase in market share for products manufactured by our primary customers. Revenue on sales to the Asia/Pacific region, including Japan, was 95.3% and 97.7% in the six months ended June 30, 2006 and 2005, respectively. Sales to Inventec and Hon Hai represented 93.4% of our revenue in the six months ended June 30, 2006, compared to 90.1% for the same period in the prior year.

Cost of revenue and gross margin. Cost of revenue increased to $62.1 million in the six months ended June 30, 2006 from $50.7 million in the six months ended June 30, 2005, a 22% increase. This increase was primarily due to a 62% increase in unit shipments of our platforms, offset by an approximately 25% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners.

Gross margin was 41.9% in the six months ended June 30, 2006 and 43.1% in the six months ended June 30, 2005. We recognized revenue of approximately $0.1 million and $0.5 million, respectively, in the six months ended June 30, 2006 and 2005 on the sale of previously written-off older-generation inventory. Additionally, we recorded revenue of $0.3 million associated with a customer’s payment related to the cancellation of certain orders in the six months ended June 30, 2006. This customer accounted for less than 10% of our revenue for that period. Gross margin in the six months ended June 30, 2006 was negatively impacted by $0.6 million in warranty and rework charges and $0.2 million related to expedite fees, compared to $0.1 million in warranty and rework charges and negligible amounts in expedite fees in the six months ended June 30, 2005. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, including stock-based compensation, increased to $23.7 million in the six months ended June 30, 2006 from $14.7 million in the six months ended June 30, 2005, a 61% increase. Approximately $3.4 million of the increase was due to an increase in personnel-related expenses, resulting from a 23% increase in research and development headcount at June 30, 2006 compared to June 30, 2005. In addition, we had an increase of $2.2 million related to stock-based compensation recognized as research and development expense, mostly as a result of the adoption of SFAS 123R. Engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as certain license fees, increased by $1.0 million. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product. We also had increased expenses of approximately $0.9 million related to equipment and software, as we continued to invest in technology to support our current and future products. In the six months ended June 30, 2006, we further had approximately $0.5 million of severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have such charges for the same period in the prior year.

Selling, general and administrative. Selling, general and administrative expense, including stock-based compensation, increased to $10.9 million in the six months ended June 30, 2006 from $6.8 million in the six months ended June 30, 2005, a 60% increase. We had an increase of $1.4 million related to stock-based compensation recognized as selling, general and administrative expense, mostly as a result of the adoption of SFAS 123R. Travel and marketing expenses increased by approximately $0.8 million, which was primarily associated with the promotion of our products. We also had an approximately $0.8 million increase in personnel-related expenses, resulting from a 7% increase in selling, general and administrative headcount at June 30, 2006 compared to June 30, 2005. Professional services-related expenses, including accounting and legal expenses, increased by $0.7 million, primarily due to costs for certain tax-related services. In addition, in the six months ended June 30, 2006, we had approximately $0.1 million of severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have such charges for the same period in the prior year.

Amortization of purchased intangibles. Amortization of purchased intangibles was $0.5 million in the six months ended June 30, 2006. We had no similar expenses in the comparable period for the prior year. Amortization of purchased intangibles relates to various patents and patent rights acquired during the three months ended March 31, 2006.

Interest and other income, net. Interest and other income, net, increased to $4.1 million in the six months ended June 30, 2006, compared to $2.0 million in the six months ended June 30, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments as well as an increase in interest rates compared to the same period in the prior year.

Provision for income taxes. Our provision for income taxes was $5.9 million in the six months ended June 30, 2006, compared to $4.7 million in the six months ended June 30, 2005. The tax provision for the six months ended June 30, 2006 is the result of applying an annualized rate of 42.6% to our year-to-date earnings. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. We have a higher rate this period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to NOL carryforwards as well as a benefit from research and development activities being recorded in the prior year. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate. As of June 30, 2006, we had net deferred tax assets of $5.8 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in future years. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S taxable income.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2005 we generated $54.9 million of cash from our operating activities, and in the six months ended June 30, 2006 we generated $24.8 million of cash from our operating activities. As of June 30, 2006, we had approximately $194.2 million in cash, cash equivalents and short-term investments. We outsource our design implementation and almost all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash provided by operating activities was $24.8 million in the six months ended June 30, 2006, compared to $28.1 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, net cash generated by operating activities resulted primarily from net income of $7.9 million, as well as decreases in accounts receivable and inventory, which more than offset the decreases in accounts payable, accrued liabilities and deferred income. The decrease in accounts receivable was due to lower activity in the later months of the second fiscal quarter of 2006, while the decrease in inventory was due to continued inventory management. The decreases in accounts payable, accrued liabilities and deferred income were primarily due to a seasonally lower level of activity. In the six months ended June 30, 2005, net cash generated by operating activities resulted primarily from net income and the increases in accounts payable, accrued liabilities and deferred income, which more than offset the growth in accounts receivable and other current assets. The increase in accounts payable and other accrued liabilities during the six months ended June 30, 2005 was mainly due to non-recurring engineering-related expenses incurred but not paid as of the end of the period, as well as a significantly higher amount of payables due to the timing of inventory receipts and their related payments to our inventory vendors compared to the prior period.

Investing Activities

In the six months ended June 30, 2006, we expanded our patent portfolio with the purchase and license of $8.4 million in patents and patent rights. Capital expenditures were approximately $4.0 million and $1.6 million in the six months ended June 30, 2006 and 2005, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development, which has increased due to increased levels of activity. We also anticipate an increase in our capital expenditures in the current year related to development costs for facilities in India. Net cash used in investing activities also consisted of the net proceeds of $1.4 million and net purchases of $40.1 million of short-term marketable securities in the six months ended June 30, 2006 and 2005, respectively.

Financing Activities

Net cash provided by financing activities was $2.5 million in the six months ended June 30, 2006, consisting of $1.5 million in net proceeds from the issuance of our common stock from stock option exercises and employee stock purchases, as well as $1.0 million in excess tax benefit from share-based arrangements, which was presented as a financing activity in accordance with the provisions of SFAS 123R. In the six months ended June 30, 2005, net proceeds from the issuance of our common stock as a result of stock option exercises and employee stock purchases were $0.6 million.

As of June 30, 2006, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

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

We believe that our current cash and short term investment balances and cash generated from operations, along with our available line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

As of June 30, 2006, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$3,296	$940	$2,212	$144
Unconditional Purchase Obligations (2)	$20,353	$19,743	$610	$—

Total	$23,649	$20,683	$2,822	$144

(1)	Operating leases, primarily agreements for building facilities.
(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development and land and building development costs. Of the unconditional purchase obligations noted above, $16.0 million relates to commitments for inventory.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 contains a two-step process to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements.

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

Two customers account for substantially all of our revenue. Inventec Appliances (Shanghai) Co., Ltd., Inventec Appliances (Pudong) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 31.6% and 56.7% of our revenue in the six months ended June 30, 2006 and fiscal 2005, respectively. In addition, Hon Hai Precision Industry Co., Ltd., or Hon Hai, accounted for 61.8% and 36.3% of our revenue in the six months ended June 30, 2006 and fiscal 2005, respectively. The loss of sales to either of these customers would have a significant negative impact on our business. For example, in April 2006, we were advised by Apple Computer, Inc. that our next generation platform, due out in the second half of 2006, will not be used in their mid-range and high-end flash-based iPods. As a result, we expect a significant drop in our sales to our primary customers. Because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these customers expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate.

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

There are a relatively small number of potential customers for our platforms. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our platforms. In addition, we may from time to time enter into customer agreements providing for exclusivity periods during which we may only sell a specified product to that customer or only sell a limited amount of a specified product to other customers. Except for Inventec and Hon Hai, our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue in the future. If our relationships with our newer customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue.

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

We recently announced our new technology platform, Preface™, initially targeted at the notebook computer market. This technology platform, using a secondary display, is designed to give notebook users access to data, music and photos. As of June 30, 2006, we have made only limited sample shipments of this platform and have not yet derived significant revenue from this platform. The success of our Preface technology platform depends on several factors, including, but not limited to, the market for notebook computers in general and the demand for notebook computers with the Preface technology platform by notebook computer manufacturers and consumers. Notebook computer manufacturers may choose to only include the Preface technology into their notebook designs in combination with notebooks planned for introduction with Microsoft’s Windows Vista. The planned launch of Windows Vista and Windows Sideshow (a feature set in Microsoft Windows Vista) has been delayed until at least early 2007. This delay has given our competitors in this market an opportunity to further develop their platforms and may provide them with an opportunity to introduce their products before or concurrent with our introduction. If the timing and introduction of Windows Vista or Windows Sideshow is further delayed or does not happen when anticipated, then demand for Preface will be severely impaired. In addition, the development and introduction of a new technology platform such as Preface involves additional risks, including intellectual property risks as discussed above, the risk of product defects which in turn could harm our reputation, sales of our platforms and cause unexpected costs, and the reliance on third-party technology incorporated into the platform. If our Preface technology platform does not achieve market acceptance or is not otherwise successful, or if we encounter product defects or delays or other difficulties in the introduction, sales and marketing of this platform, our business and operating results may suffer.

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

At June 30, 2006, we had an accumulated deficit of approximately $6.0 million. Although we have achieved profitability in the past eight quarters, we cannot be certain that we will sustain profitability in the future. To be profitable, we will need to continue to sustain or grow our revenue to support our current expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis, especially in light of Apple’s decision not to use our next generation platform in certain iPods. If we are not profitable or otherwise fail to meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses. For example, we recently announced that the follow-on to our PP5021 SoC has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. Apple’s decision not to use our next generation platform in certain of its iPods will result in the loss of anticipated sales, and we may not be able to timely reduce our operating expenses, which may negatively affect our financial results.

We are subject to the risk of supply problems with other components of the end products of our customers and components packaged with ours and if our customers cannot obtain sufficient supplies of these components, sales of our platforms could suffer.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 95.3% and 99.0% of our revenue in the six months ended June 30, 2006 and fiscal 2005, respectively. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

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

Our recent announcement of changes to our senior management could negatively affect our operations and relationships with manufacturers, customers and employees.

Our president and chief executive officer has announced that he intends to resign by year end. We have engaged in a search for a new chief executive officer. This change could negatively affect our operations and our relationships with our manufacturers, customers, employees and those companies to which our customers sell our products. We may be unable to attract qualified candidates or appoint Mr. Johnson’s successor prior to his departure. In addition, if we are not successful in the integration of this new member to our senior management team or the integration does not go smoothly, it could negatively affect our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 required our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting, commencing with our annual report for the year ended December 31, 2005. As a result, we have experienced increased expense and have devoted additional management resources to Section 404 compliance. We have completed our assessment and obtained our independent registered public accounting firm’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2005. In future years, if we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

The stock market has experienced significant price and trading volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. In addition, the market price of our common stock may be affected by other factors outside our control such as developments or announcements affecting our industry, Apple or our competitors. For example, during the time in which our common stock has been publicly traded, the sale prices of our common stock as reported on The NASDAQ Global Market ranged from $33.45 on November 29, 2004 to $8.76 on July 18, 2006. In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of its securities, and in the future, we may be a target of similar litigation. Any lawsuits to which we become a party, whether ultimately resolved in our favor or not, may not be resolved quickly, and coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively any future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers, analysts and investors, which could cause our revenues and stock price to decline. In addition, the anti-takeover provisions we have adopted in the past, such as prohibiting stockholder action by written consent, or may adopt in the future, may be perceived negatively by the market causing a decline in our stock price or litigation against us.

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

We believe that our existing cash and short-term investments and additional amounts available under our bank line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our platforms;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and finance personnel.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2006 – April 30, 2006	—	—
May 1, 2006 – May 31, 2006	9,586	$10.69
June 1, 2006 – June 30, 2006	695	$10.17

	10,281	$10.65

The total number of shares repurchased corresponds with those shares of PortalPlayer common stock that employees deliver back to us to satisfy tax-withholding obligations at the settlement of restricted stock. We do not have a publicly announced plan to repurchase any of our shares of common stock.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on June 9, 2006, the following proposals were voted on and approved as follows:

1. Our stockholders elected eight directors to serve until our next Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

	Total Votes
Name	For	Withheld
Richard L. Sanquini	15,690,438	5,895,050
Gary Johnson	20,506,062	1,079,426
William J. Dally	20,521,086	1,064,402
Henry T. DeNero	20,516,433	1,069,055
Robert A. Gunst	20,514,755	1,070,733
Tomas Isaksson	20,521,094	1,064,394
Shahan D. Soghikian	18,737,619	2,847,869
James L. Whims	18,769,235	2,816,253

2. Our stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm.

Total Votes
For	21,479,478
Against	86,803
Abstain	19,207

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
Svend-Olav Carlsen
Vice President and Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Date: August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certifications.

*	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.