Form 10-Q
period 2006-09-30
PortalPlayer, Inc.
filed 2006-11-09
CIK 1297633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 25,500,219 shares of the registrant’s Common Stock, $0.0001 par value, outstanding.

PORTALPLAYER, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$49,588	$48,074
Short-term investments	145,919	131,435
Accounts receivable—net	15,364	46,678
Inventory—net	2,921	7,212
Deferred tax assets	940	3,577
Prepaid expenses and other current assets	4,561	4,862

Total current assets	219,293	241,838
Property and equipment—net	7,027	3,766
Deferred tax assets	4,948	5,025
Purchased intangible assets—net	7,633	—
Other assets	959	1,497

Total assets	$239,860	$252,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$10,073	$29,352
Accrued liabilities	6,446	12,083
Deferred income	4,515	10,850
Deferred rent	—	5
Income taxes payable	410	2,047

Total current liabilities	21,444	54,337
Deferred rent, long-term	467	331

Total liabilities	21,911	54,668

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.0001 par value—250,000 shares authorized; issued and outstanding: 25,435 shares and 24,377 shares at September 30, 2006 and December 31, 2005, respectively	224,493	219,446
Deferred stock-based compensation	(2,027)	(7,767)
Accumulated other comprehensive income (loss)	31	(264)
Accumulated deficit	(4,548)	(13,957)

Total stockholders’ equity	217,949	197,458

Total liabilities and stockholders’ equity	$239,860	$252,126

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$34,795	$57,906	$141,647	$146,941
Cost of revenue (1)	19,923	31,586	82,015	82,279

Gross profit	14,872	26,320	59,632	64,662

Operating expenses:
Research and development (1)	10,516	9,586	34,256	24,292
Selling, general and administrative (1)	4,568	4,349	15,443	11,156
Amortization of purchased intangibles	344	—	803	—

Total operating expenses	15,428	13,935	50,502	35,448

Operating income (loss)	(556)	12,385	9,130	29,214
Interest income	2,477	1,321	6,731	3,338
Interest and other income (expense)—net	(1)	(6)	(142)	4

Income before income taxes	1,920	13,700	15,719	32,556
Provision for income taxes	427	3,425	6,310	8,139

Net income	$1,493	$10,275	$9,409	$24,417

Basic net income per share	$0.06	$0.44	$0.39	$1.05

Diluted net income per share	$0.06	$0.40	$0.37	$0.97

Shares used in computing basic net income per share	24,576	23,491	24,426	23,299

Shares used in computing diluted net income per share	25,428	25,541	25,425	25,226

(1) Amounts include stock-based compensation, as follows:

Cost of revenue	$100	$—	$320	$—
Research and development	1,790	349	4,492	804
Selling, general and administrative	944	350	2,716	749

	$2,834	$699	$7,528	$1,553

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,409	$24,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,485	602
Amortization of discounts and premiums on investments, net	(7)	31
Non-cash stock-based compensation	7,507	1,553
Deferred income taxes	2,714	—
Tax benefits on exercise of stock options	625	2,829
Excess tax benefits from stock-based compensation	(1,011)	—
Changes in assets and liabilities:
Accounts receivable	31,314	(20,368)
Inventory	4,334	(2,574)
Prepaid expenses and other current assets	318	(2,236)
Other assets	538	(140)
Accounts payable	(19,201)	18,796
Accrued liabilities	(4,792)	5,329
Deferred income	(6,335)	6,895
Income taxes payable	(626)	59
Deferred rent	26	261

Net cash provided by operating activities	27,298	35,454

Cash flows from investing activities:
Proceeds from sales or maturities of investments	128,140	81,180
Purchase of investments	(142,322)	(129,932)
Purchase of intangibles	(8,435)	—
Purchase of property and equipment	(5,779)	(2,138)

Net cash used in investing activities	(28,396)	(50,890)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	1,601	1,260
Excess tax benefits from stock-based compensation	1,011	—

Net cash provided by financing activities	2,612	1,260

Net increase (decrease) in cash and cash equivalents	1,514	(14,176)
Cash and cash equivalents—beginning of period	48,074	58,892

Cash and cash equivalents—end of period	$49,588	$44,716

Supplemental disclosure of noncash investing and financing activities— Deferred stock-based compensation, net	$(163)	$3,894

Liabilities accrued for the purchase of property and equipment	$(32)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PORTALPLAYER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

The Company

PortalPlayer, Inc. (the “Company”) was incorporated in California on May 17, 1999 and reincorporated in Delaware in October 2004. The Company develops semiconductor, firmware and software platforms for portable multimedia products such as personal media players and secondary display-enabled computers.

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

The unaudited condensed consolidated financial statements include the accounts of PortalPlayer, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements contained herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. The Company provides credit, in the normal course of business, to a number of companies and performs credit evaluations of its customers. As of September 30, 2006 and December 31, 2005, approximately 73% and 38%, respectively, of gross accounts receivable were concentrated with a group of affiliated companies, collectively referred to as Inventec. For the three-month and nine-month periods ended September 30, 2006, Inventec accounted for 40% and 34%, respectively, of revenue, compared to 41% and 62% for the comparable periods in the prior year. In connection with contracts related to shipments made to this customer, the Company is required to be prepared to ship additional quantities of inventory in excess of existing orders within specified periods in the future. Additionally, as of September 30, 2006 and December 31, 2005, less than 10% and approximately 59%, respectively, of the Company’s gross accounts receivable were concentrated with Hon Hai Precision Industry Co., Ltd., or Hon Hai. For the three-month and nine-month periods ended September 30, 2006, Hon Hai accounted for 50% and 59%, respectively, of revenue, compared to 53% and 30% for the comparable periods in the prior year. The Company also had two other customers that each accounted for 11% and less than 10%, respectively, of gross accounts receivable as of September 30, 2006 and December 31, 2005. These customers accounted for less than 10% of the Company’s revenue for the three-month and nine-month periods ended September 30, 2006 and the comparable periods in the prior year.

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

Reportable Segments

The Company currently operates in one reportable segment, the designing, developing and marketing of advanced semiconductor, firmware and software solutions for manufacturers of feature-rich media players and secondary display-enabled computers. The Company’s chief operating decision maker is the CEO.

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

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based awards to employees in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The pro forma information for the three-month and nine-month periods ended September 30, 2005, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$10,275	$24,417
Add: Total stock-based employee compensation included in reported net income, net of tax	422	1,130
Less: Fair value of stock-based employee compensation, net of tax	(1,233)	(3,227)

Pro forma net income	$9,464	$22,320

Earnings per share:
Basic – Reported	$0.44	$1.05
Pro forma	$0.40	$0.96
Diluted – Reported	$0.40	$0.97
Pro forma	$0.38	$0.89

The Company adopted SFAS 123R using the modified prospective transition method, under which compensation expense related to unvested stock options and restricted stock is recorded at the beginning of the first quarter of adoption of SFAS 123R. Accordingly, in the three-month and nine-month periods ended September 30, 2006, the Company recorded stock-based compensation that includes: a) compensation cost related to share-based payments granted prior to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provisions of APB 25; b) compensation cost related to share-based payments granted subsequent to the Company’s filing of its initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and c) compensation cost related to share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Upon the adoption of SFAS 123R, the Company continues to account for forfeitures as they occur for share-based payments valued under APB 25, as described in the previous paragraph. Additionally, the Company recognizes compensation costs for share-based payments valued under the provisions of SFAS 123 and SFAS 123R on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award, net of an estimated forfeiture rate. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating the forfeiture rate, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Previously reported amounts have not been restated.

In accordance with the adoption of SFAS 123R, as of January 1, 2006, deferred stock-based compensation of $4.6 million recorded on the balance sheet was eliminated by being charged to paid-in capital. Of this amount, $4.5 million related to grants of restricted stock awards and $0.1 million related to grants of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date. As of September 30, 2006, the Company had a balance of $2.0 million in deferred stock-based compensation related to options granted before the Company filed for its initial registration statement and, accordingly, is accounted for under APB 25 as described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options:
Risk-free interest rate	4.84% – 4.87%	4.04%	4.55% – 5.00%	3.93%
Expected life (in years)	3.5 –5.4	5	3.5 –5.4	5
Expected volatility	58.4% – 68.8%	71.1%	58.4% – 73.6%	71.1%
Expected dividends	$—	$—	$—	$—
Employee Stock Purchase Plan:
Risk-free interest rate	5.09% – 5.17%	3.70%	4.25% -5.17%	3.25%
Expected life (in years)	0.5 – 1.0	0.5	0.5 –1.0	0.5
Expected volatility	55.4% – 58.7%	71.1%	50.3% - 58.7%	71.1%
Expected dividends	$—	$—	$—	$—

The impact of recording stock-based compensation on the results of operations for the three-month and nine-month periods ended September 30, 2006, was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$100	$320
Research and development	1,790	4,492
Selling, general and administrative	944	2,716

Stock-based compensation before income taxes	2,834	7,528
Income tax benefit	(1,305)	(2,018)

Total stock-based compensation after income taxes	$1,529	$5,510

Effect on earnings per share
Basic	$0.06	$0.22
Diluted	$0.06	$0.21

The Company capitalized approximately $19,000 in stock-based compensation into inventory as of September 30, 2006. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $1.0 million of excess tax benefits for the nine-month period ended September 30, 2006 has been classified as a financing cash inflow.

As of September 30, 2006, the Company had the following share-based payment arrangements:

2004 Stock Incentive Plan—The 2004 Stock Incentive Plan, or 2004 Plan, was adopted in 2004 and as of September 30, 2006, 3,710,916 shares of common stock have been authorized for issuance under the plan. In addition, any shares subject to outstanding options under our 1999 stock option plan that expire unexercised or any unvested shares that are forfeited will be available for issuance under our 2004 stock incentive plan. As a result of this provision, 76,954 shares were added to the 2004 Plan as of September 30, 2006. The number of shares authorized for issuance under the 2004 Plan will be increased on the first day of each of our fiscal years from 2007 through 2014 by the lesser of:

•	2,333,333 shares;

•	5% of our outstanding common stock on the last day of the immediately preceding fiscal year through 2009 and 3% of our outstanding common stock on the last day of the immediately preceding fiscal year for 2010 through 2014; or

•	the number of shares determined by the board of directors.

Under the 2004 Plan, options granted to optionees will generally vest as to 25% of the shares one year after the date of grant and as to 1/48th of the shares each month thereafter and expire six or ten years from the date of grant. The majority of restricted stock granted under the 2004 Plan will vest as to 75% of the shares approximately 18 months after the date of grant, with the remaining shares vesting approximately 18 month later. Certain restricted shares vest 20% annually for a period of 5 years. As of September 30, 2006, the Company had a net issuance of 872,819 shares of restricted stock under the 2004 Plan. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of grant. Unvested shares related to these restricted stock awards were included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes stock option activity during the nine-month period ended September 30, 2006 under the 1999 Plan and the 2004 Plan:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,320,443	$12.43
Granted	391,641	20.71
Exercised	(374,933)	2.69
Cancelled	(454,971)	20.69

Outstanding at September 30, 2006	2,882,180	$13.52	7.99	$10,487

Exercisable at September 30, 2006	975,085	$10.63	7.53	$5,620

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing price of $11.28 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised in the three-month and nine-month periods ended September 30, 2006 was $0.6 million and $7.0 million, respectively. The total cash received from option exercises was $0.1 million and $1.0 million, respectively, in the three-month and nine-month periods ended September 30, 2006. In connection with these exercises, the tax benefits realized by the Company were $0.1 million and $0.8 million, respectively. The estimated weighted-average fair value of options granted to employees was $6.19 and $10.95, respectively, for the three-month and nine-month periods ended September 30, 2006. As of September 30, 2006, $19.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.16 years. The amount of share-based liabilities paid was approximately $0 and $26,000, respectively, for the three-month and nine-month periods ended September 30, 2006.

The following table summarizes the nonvested restricted stock award activity during the nine-month period ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	253,828	$19.70
Granted	699,508	10.80
Vested	(50,341)	17.76
Cancelled	(80,517)	17.73

Outstanding at September 30, 2006	822,478	$12.45

The total fair value of restricted shares vested during the three-month and nine-month periods ended September 30, 2006 was $0.2 million and $0.6 million, respectively. As of September 30, 2006, $9.0 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted average period of 1.69 years. To satisfy the tax-withholding obligations upon vesting of restricted stock, employees may elect to deliver shares back to the Company. Such shares that the Company repurchases are not part of an authorized stock repurchase plan.

The Company settles employee stock options exercised and restricted stock awards vested with newly issued common shares.

2004 Employee Stock Purchase Plan—The Company’s 2004 Employee Stock Purchase Plan, or ESPP, was adopted by the board of directors and was approved by the Company’s stockholders and became effective in October 2004. As of September 30, 2006, a total of 808,015 shares of common stock have been authorized for issuance under the ESPP. The number of shares authorized for issuance under the employee stock purchase plan will be increased on the first day of each fiscal year from 2007 through 2014 by the lesser of:

•	400,000 shares;

•	1% of our outstanding common stock on the last day of the immediately preceding fiscal year; or

•	the number of shares determined by our board.

The ESPP is intended to qualify shares sold for the benefits provided under Section 423 of the Internal Revenue Code. Employees, including officers and employee directors are eligible to participate if they are customarily employed for more than 20 hours per week and for more than five months in any calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s total compensation. The maximum number of shares a participant may purchase during a single purchase period is 833 shares. The purchase price of the stock is equal to 85% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the purchase period, whichever is less. As of September 30, 2006, 154,402 shares had been issued under the ESPP.

Stock-Based Compensation Related to Consultants—During the three-month and nine-month periods ended September 30, 2006, the Company granted options to purchase zero and 10,000 shares, respectively, of common stock to consultants and advisors. Options to consultants and advisors which are not fully vested are subject to periodic revaluation over the vesting terms. The Company recorded an expense of approximately $23,000 and a benefit of $16,000 related to the fair value of such vested awards in the general and administrative expense line in the accompanying Statement of Operations for three-month and nine-month periods ended September 30, 2006, using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk free interest rate ranging from 4.35% to 5.07%, annualized volatility of 67.4% to 71.1% and no dividends during the expected term. Additionally, in June 2006, an employee of the Company became an advisor. His options will continue to vest for the six month period during which he will serve as an advisor. These options are also subject to periodic revaluation over the vesting terms. The Company recorded a general and administrative expense of $6,000 and $11,000 related to the fair value of such vested awards for the three-month and nine-month periods ended September 30, 2006, using the Black Sholes option pricing model with the following assumptions: expected life of 0.8 years, risk free interest rate of 5.03% to 5.27%, annualized volatility of 55.5% to 58.7% and no dividends during the expected term.

3. Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net income	$1,493	$10,275	$9,409	$24,417

Denominator:
Weighted average common shares – used for basic calculation	24,576	23,491	24,426	23,299
Weighted average effect of dilutive securities:
Warrants	16	25	18	32
Unvested restricted stock awards	97	50	62	21
Employee stock options	739	1,975	919	1,874

Denominator for diluted calculation	25,428	25,541	25,425	25,226

Basic net income per share	$0.06	$0.44	$0.39	$1.05

Diluted net income per share	$0.06	$0.40	$0.37	$0.97

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential common shares, including warrants, unvested restricted common stock and stock options using the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares, as calculated based on the average of the daily closing prices of the Company’s common stock for the period. The following outstanding restricted stock awards and common stock options were excluded from the computation of diluted net income per share for the three-month and nine-month periods ended September 30, 2006 and 2005 as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unvested restricted stock awards	204	12	120	6
Common stock options	1,940	130	1,771	172

4. Balance Sheet Components (in thousands)

	September 30, 2006	December 31, 2005
Inventory:
Work in progress	$1,614	$757
Finished goods	1,691	6,727
Write-off of excess units	(384)	(272)

	$2,921	$7,212

Property and Equipment:
Purchased software	$3,227	$2,911
Computer equipment	718	801
Building	1,325	112
Office equipment and furniture	6,701	3,609
Leasehold improvements and other property and equipment	930	573

	12,901	8,006
Less: accumulated depreciation and amortization	(5,874)	(4,240)

	$7,027	$3,766

Accrued Liabilities:
Accrued compensation related	$2,443	$2,752
Accrued development fees	1,069	3,553
Accrued legal and accounting fees	739	754
Reimbursements received in advance	—	53
Other	2,195	4,971

	$6,446	$12,083

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

Warranty

The Company provides a warranty on its products for a period of twelve to fifteen months from the date of delivery or manufacture, and provides for warranty costs at the time of sale based on historical activity for the prior 12 months. The determination of such provisions requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to replace the products under warranty. If actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to recognize additional cost of revenue may be required in future periods. The following table summarizes the activity related to the warranty reserve in the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$349	$209	$288	$208
Adjustments related to current period sales	20	67	191	138
Warranty costs incurred in the current period	(87)	(35)	(197)	(105)

Ending balance	$282	$241	$282	$241

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

Commitments

In May 2005, the Company entered into a loan agreement which provides a revolving line of credit of up to $15.0 million, accruing interest at a floating annual rate equal to the Bank’s prime rate, payable monthly, and expires on May 31, 2007, at which time all outstanding principal and interest amounts are due. The Loan Agreement is secured by the Company’s tangible assets and certain intangible assets other than intellectual property. The Loan Agreement contains certain financial and reporting covenants, including the maintenance of specified levels of quick ratio and tangible net worth, as well as non-financial covenants, including the Company’s agreement not to sell, transfer, assign, mortgage, pledge, lease or grant a security interest in, or encumber any of its intellectual property, except as otherwise expressly permitted under the terms of the Loan Agreement. As of September 30, 2006, there were no amounts outstanding under the Loan Agreement.

6. Comprehensive Income

Comprehensive income is defined as the change in equity of a Company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income includes the Company’s net income (loss), as well as unrealized gain (loss) on available-for-sale investments. Comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,493	$10,275	$9,409	$24,417
Net change in unrealized gain (loss) on investments	256	(45)	295	(187)

Net comprehensive income	$1,749	$10,230	$9,704	$24,230

7. Intangible Assets

In March 2006, the Company obtained a five-year license to a certain patent portfolio, which consist of US and international patents. The Company also purchased additional patents from the same third party. The combined transaction amount, including certain costs directly related to entering into this transaction, was approximately $8.4 million. These patents and patent rights are amortized on a straight-line basis over their expected weighted average life of 7.3 years. Amortization expense of $0.3 million and $0.8 million was recorded in the three-month and nine-month periods ended September 30, 2006. Intangible assets, net, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Patents and patent rights	$8,435	$—
Less: accumulated amortization	(802)	—

	$7,633	$—

Future amortization expense related to patents and patent rights is as follows (in thousands):

Years ending December 31,
2006	$344
2007	1,375
2008	1,375
2009	1,375
2010	1,375
Thereafter	1,789

$7,633

8. Restructuring Charges

Due to a product transition setback as announced in April 2006, the Company re-organized its operations in June 2006 to focus on its key initiatives. As a result, the Company reduced its workforce by involuntarily terminating 32 employees. All functional areas were affected by the reduction. During the three-month period ended June 30, 2006, the Company recorded $0.6 million in charges associated with the restructuring plan, comprised of $0.5 million in research and development expense and $0.1 million in selling, general and administrative expense.

During the three-month period ended September 30, 2006, the Company recorded $18,000 in charges associated with the restructuring plan, comprised of $15,000 in research and development expense and $3,000 in selling, general and administrative expense.

The following summarizes the Company’s restructuring activity (in thousands):

	Employee Severance	Other	Total
Restructuring charges	$555	$59	$614
Cash payments	(478)	(6)	(484)

Accrued balance—June 30, 2006	$77	$53	$130
Restructuring charges	5	13	18
Cash payments	(82)	(66)	(148)

Accrued balance—September 30, 2006	$—	$—	$—

All payments related to the restructuring expenses were disbursed by September 30, 2006.

9. Income Taxes

The Company’s provision for income taxes was $427,000 in the three months ended September 30, 2006, compared to $3.4 million in the three months ended September 30, 2005. The tax provision for the three months ended September 30, 2006 is the result of applying an annualized rate of 40.1% to the Company’s year-to-date earnings. The Company recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. The Company has a higher rate in the current year-to-date period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to Net Operating Loss carryforwards and a benefit from research and development activities being recorded in the prior year.

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

11. Subsequent Event

On November 6, 2006, the Company entered into a definitive merger agreement with NVIDIA Corporation, or NVIDIA. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger: (i) the Company will become a wholly owned subsidiary of NVIDIA; and (ii) each outstanding share of the Company’s common stock will be converted into the right to receive $13.50 in cash without interest. In connection with the merger, NVIDIA will also, in its discretion, assume or substitute outstanding options to purchase the Company’s common stock pursuant to the terms of the Merger Agreement. Additionally, immediately upon the effective time of the merger, unvested shares of the Company’s Restricted Stock will become the right to receive restricted cash consideration on the same vesting terms and schedule. Consummation of the merger is subject to certain customary closing conditions, including antitrust approvals and adoption of the merger agreement by the Company’s stockholders. The merger, which is expected to close in December 2006 or early 2007 may not be completed if any of the closing conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to the Company as a standalone entity and do not reflect the impact of the proposed merger with NVIDIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes contained in this report and with the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports filed with the Securities and Exchange Commission. This quarterly report on Form 10-Q contains forward-looking statements, including, but not limited to, our proposed merger with NVIDIA, the anticipated effects of Apple Computer, Inc.’s decision not to use our platform in certain of its iPods, Apple Computer, Inc.’s continued use of our platform, use of our products in the iPod family, the anticipated availability of the follow-on to our PP5021, statements relating to anticipated trends and challenges in our business, technology and the markets in which we operate, our ability to develop and to sell our products, such as our PP5022, the features, benefits and availability of current and future products, geographic concentration of our revenues, customer concentration and demand, our dependency on certain employees, the intended departure of our current president and chief executive officer, increasing internal operations historically performed by third-parties, customer shipment logistics, the impact and availability of customer components, our customer strategy, our growth rates, elements of our growth strategy including sales and marketing and product development efforts and international operations, seasonality of our business, fluctuation in our operating results, our gross margins, our revenues and sources of revenues, including timing of revenue, our provisions for income taxes, our expenses, average selling prices, inventory management and adjustments, the evaluation of our intangible assets, estimates regarding our capital expenditures, anticipated capital requirements, the adequacy of our capital resources, our anticipated cash needs, our needs for additional financing, future acquisitions or investments, competition, our intellectual property, costs of being a public company, internal controls, our disclosure controls and procedures, our critical accounting policies, market risk sensitive instruments, including currency fluctuations, and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “will,” “would,” “plan,” “estimate,” “expect,” “may,” “might,” “intend,” “allow,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in consumer spending on personal electronics, the difficulty of designing and testing new products, the reluctance of customers to consider new product offerings, fluctuations in general economic conditions, increased competition, costs related to expansion of our operations, and other risks discussed in Part II, Item 1A “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

General

We are a fabless semiconductor company that designs, develops and markets comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of feature-rich personal media players and secondary display-enabled computers. Personal media players are battery-powered, hard disk drive and flash memory-based portable devices that capture, store and play digital media such as audio, photos and video. Our platform solutions are designed to enable personal media players and other devices to manage thousands of digital media files and allow our customers to build intuitive and customizable user interfaces. Our customers use our platforms to produce high-performance, feature-rich, differentiated products in a cost-effective manner with fast time to market. Our key personal media player customers include leading manufacturers such as Inventec and Hon Hai, who manufacture products for Apple Computer, Inc. and other companies. In the nine months ended September 30, 2006 and fiscal year 2005, Inventec accounted for 33.5% and 56.7% of our revenue, respectively. During the first quarter of 2005, we began shipping in volume to Hon Hai, which accounted for 58.9% and 36.3% of our revenue in the nine months ended September 30, 2006 and fiscal year 2005, respectively. In recent fiscal quarters, Hon Hai has accounted for a larger percentage of our revenue than Inventec.

On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 System-on-Chip, or SoC, has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will continue to result in a significant reduction in orders from our primary customers and consequently will continue to impact our financial performance in the near term.

Due to this product transition setback, we announced in June 2006 that we re-organized our operations to focus on our key initiatives. As a result, our workforce was reduced by approximately 45 employees, or approximately 14 percent, which included 32 involuntary terminations and 13 voluntary terminations. Most functional areas were affected by the reduction. For the nine months ended September 30, 2006, we recorded $0.6 million in charges associated with the restructuring plan, comprised of $0.5 million in research and development expense and $0.1 million in selling, general and administrative expense. As of September 30, 2006, all payments related to restructuring expenses have been disbursed.

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

Merger of PortalPlayer, Inc. with NVIDIA

On November 6, 2006, we entered into a definitive merger agreement with NVIDIA Corporation, or NVIDIA. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger: (i) we will become a wholly owned subsidiary of NVIDIA; and (ii) each outstanding share of our common stock will be converted into the right to receive $13.50 in cash without interest. In connection with the merger, NVIDIA will also, in its discretion, assume or substitute outstanding options to purchase our common stock pursuant to the terms of the Merger Agreement. Additionally, immediately upon the effective time of the merger, unvested shares of our Restricted Stock will become the right to receive restricted cash consideration on the same vesting terms and schedule. Consummation of the merger is subject to certain customary closing conditions, including antitrust approvals and adoption of the merger agreement by our stockholders. The merger, which is expected to close in December 2006 or early 2007 may not be completed if any of the closing conditions are not satisfied or waived. Unless otherwise indicated, the discussions in this document relate to us as a standalone entity and do not reflect the impact of the proposed merger with NVIDIA.

Overview

We were founded in 1999 and introduced our first-generation SoC in 2000. To date, we have introduced five SoC product generations and multiple versions of our firmware and software development kits. Our platforms include an SoC, firmware and software, and we do not market, sell or recognize revenue on these components separately. We began generating revenue in 2001, and have since increased our annual revenue from $1.9 million in 2001 to $225.2 million in 2005. We recorded revenue of $141.6 million in the nine months ended September 30, 2006. We generated annual net income of $10.4 million in 2004, our first profitable year, and generated annual net income of $48.2 million in 2005 and net income of $9.4 million in the nine months ended September 30, 2006.

We have grown our employee base from six at inception to 266 people as of September 30, 2006 in five countries, with approximately 53% of our employees, primarily engineering staff, located in India.

In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their original design manufacturer, or ODM, partners. Historically, our products were only incorporated into hard disk drive-based personal media players. However, in 2005, we introduced the PP5022/5021 and the PP5024. The PP5022/5021, our fifth generation SoC, is designed for use in both hard disk drive and flash-based personal media players, and the PP5024 is a flash memory-specific product. These new platforms have enabled us to target a larger percentage of the personal media player market, and we began recognizing revenue from flash-based platforms in the third quarter of 2005. Many of our competitors have offered flash memory-specific products for some time and may have better established products or more expertise with flash memory-specific solutions. For example, we recently announced that the follow-on to our PP5021 SoC has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We intend to continue to focus primarily on customers that produce small form factor, feature-rich personal media players and to leverage our personal media player capabilities to address adjacent market opportunities such as secondary displays in computers.

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

We market and sell our platforms worldwide through a combination of direct sales personnel, independent sales representatives and distributors. Substantially all of our revenue comes from ODM customers in Asia. A significant amount of the systems designed and manufactured by these customers are then sold to OEMs and consumer electronics companies outside of Asia. Our sales to the Asia/Pacific region, including Japan, accounted for approximately 94.4% in the nine months ended September 30, 2006. We anticipate that a significant amount of our revenue will continue to be generated by sales to customers in that region. All of our sales are denominated in United States dollars.

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

Gross Profit and Gross Margin

Gross profit results from deducting cost of revenue from revenue. The gross margin is the percentage derived from dividing gross profit by revenue. Our gross margin each quarter is affected by a number of factors, including product pricing and our product mix, as well as the negotiated price for our finished goods and potential adjustment to our inventory valuation. In the three and nine months ended September 30, 2006, we recorded revenue, and accordingly, gross profit of approximately $18,000 and $0.2 million related to the sale of inventory that had been previously written-off due to changes in customer demand for older generations of SoC platforms, compared to $0.1 million and $0.6 million, respectively, for the comparable periods in the prior year.

Operating Expenses

Research and development expense consists primarily of salaries, bonuses, stock-based compensation charges, benefits and related overhead costs for engineering personnel, non-recurring engineering costs, costs of outside engineering services from contractors and consultants and depreciation of engineering equipment. Some of our development costs have been offset by amounts we receive from our customers on non-recurring engineering services arrangements where we are reimbursed for a portion of our engineering costs. Typically, these services are for the development of customized product designs for customers during the early pre-production stage. The costs of these development projects are expensed as incurred and the reimbursement is recognized when the development is accepted and paid for by the customer. The reimbursements against research and development expense on these research activities were approximately $0 and $0.1 million in the three and nine months ended September 30, 2006, respectively, compared to $0.1 million and $0.2 million, respectively, in the comparable periods for the prior year. In the future, we do not expect reimbursements from engineering services to be significant.

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

Inventory

We continually assess the recoverability of our inventory based on assumptions about customer demand and market conditions. Our policy calls for writing off inventory on-hand and inventory for which we have placed non-cancelable orders for estimated lower of cost or market, obsolescence or unmarketable inventory. The write-offs are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In the three and nine months ended September 30, 2006, we recorded revenue, and accordingly, gross profit of $18,000 and $0.2 million related to the sale of this inventory, compared to $0.1 million and $0.6 million, respectively, in the comparable periods for the prior year.

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

We elected to adopt SFAS 123R using the modified prospective method. Accordingly, in the three and nine months ended September 30, 2006, we recorded stock-based compensation that includes: a) compensation cost related to share-based payments granted prior to the filing of our initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date intrinsic value estimated in accordance with the provisions of APB 25; b) compensation cost related to share-based payments granted subsequent to the filing of our initial registration statement, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and c) compensation cost related to share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.3	54.5	57.9	56.0

Gross profit	42.7	45.5	42.1	44.0
Operating expenses:
Research and development	30.2	16.6	24.2	16.5
Selling, general and administrative	13.1	7.5	10.9	7.7
Amortization of purchased intangibles	1.0	—	0.6	—

Total operating expenses	44.3	24.1	35.7	24.2

Operating income (loss)	(1.6)	21.4	6.4	19.8
Interest and other income, net	7.1	2.3	4.7	2.3

Net income before income taxes	5.5	23.7	11.1	22.1
Provision for income taxes	1.2	5.9	4.5	5.5

Net income	4.3%	17.8%	6.6%	16.6%

Three Months Ended September 30, 2006 and 2005

Revenue. Revenue decreased to $34.8 million in the three months ended September 30, 2006 from $57.9 million in the three months ended September 30, 2005, a 40% decrease. This decrease was primarily due to an approximately 28% decline in our overall average selling prices as certain products matured and an approximately 17% decrease in unit shipments of our platforms, partially offset by revenue of $0.1 million associated with certain royalty revenue. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market. This decline may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our decreased sales volumes were primarily due to Apple Computer, Inc.’s decision not to use our next generation platforms in certain of its iPods. Revenue on sales to the Asia/Pacific region, including Japan, was 91.6% and 99.9% in the three months ended September 30, 2006 and 2005, respectively. Sales to Inventec and Hon Hai represented 89.5% of our revenue in the three months ended September 30, 2006, compared to 94.0% for the same period in the prior year. Both Inventec and Hon Hai manufacture products for Apple Computer, Inc. On April 19, 2006 we announced that we had recently been advised that the follow-on to our PP5021 SoC has not been selected by Apple Computer, Inc. for use in their mid-range and high-end flash based iPods. We expect that this development will continue to result in a significant reduction in orders from our primary customers and consequently will continue to impact our financial performance in the near term.

Cost of revenue and gross margin. Cost of revenue decreased to $19.9 million in the three months ended September 30, 2006 from $31.6 million in the three months ended September 30, 2005, a 37% decrease. This decrease was primarily due to an approximately 25% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners, and an approximately 17% decrease in unit shipments of our platforms and the associated costs of these shipments.

Gross margin was 42.7% in the three months ended September 30, 2006 and 45.5% in the three months ended September 30, 2005. We recognized revenue of approximately $18,000 and $0.1 million, respectively, in the three months ended September 30, 2006 and 2005 on the sale of previously written-off older-generation inventory. Additionally, we recorded revenue of $0.1 million associated with certain royalty revenue in the three months ended September 30, 2006. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, including stock-based compensation, increased to $10.5 million in the three months ended September 30, 2006 from $9.6 million in the three months ended September 30, 2005, a 9% increase. We had an increase of $1.4 million related to stock-based compensation recognized as research and development expense, mostly as a result of the adoption of SFAS 123R. We further had increased expenses of approximately $0.4 million related to equipment and software, as we continued to invest in technology to support our current and future products. These increases were offset by a decrease of approximately $1.1 million in engineering-related expenses, including non-recurring engineering charges paid to our vendors, as well as certain license fees. Most of our engineering expenses related to design work on future product generations as well as supporting hardware and software modifications to our current product.

Selling, general and administrative. Selling, general and administrative expense, including stock-based compensation, increased to $4.6 million in the three months ended September 30, 2006 from $4.3 million in the three months ended September 30, 2005, a 7% increase. We had an increase of $0.6 million related to stock-based compensation recognized as selling, general and administrative expense, mostly as a result of the adoption of SFAS 123R. We further had increased expenses of approximately $0.2 million related to equipment and software, primarily due to upgrades in our systems. These increases were offset by an approximately $0.7 million decrease in personnel-related expenses, resulting from a 13% decrease in selling, general and administrative headcount at September 30, 2006 compared to September 30, 2005.

Amortization of purchased intangibles. Amortization of purchased intangibles was $0.3 million in the three months ended September 30, 2006. We had no similar expenses in the comparable period for the prior year. Amortization of purchased intangibles relates to various patents and patent rights acquired during the three months ended March 31, 2006. We will continue to evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Interest and other income, net. Interest and other income, net, increased to $2.5 million in the three months ended September 30, 2006, compared to $1.3 million in the three months ended September 30, 2005. This increase was primarily due to an increase in interest income related to our increased balance of cash, cash equivalents and short-term investments as well as an increase in interest rates compared to the same period in the prior year.

Provision for (benefit from) income taxes. Our provision for income taxes was $0.4 million in the three months ended September 30, 2006, compared to a provision for income taxes of $3.4 million in the three months ended September 30, 2005. The tax provision for the three months ended September 30, 2006 is the result of applying an annualized rate of 40.1% to our year-to-date earnings. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. We have a higher rate this period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to Net Operating Loss carryforwards and a benefit from research and development activities being recorded in the prior year. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate. As of September 30, 2006, we had recorded net deferred tax assets of $5.9 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in future years. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S. taxable income.

Nine Months Ended September 30, 2006 and 2005

Revenue. Revenue decreased to $141.6 million in the nine months ended September 30, 2006 from $146.9 million in the nine months ended September 30, 2005, a 4% decrease. This decrease was primarily due to an approximately 26% decline in our overall average selling prices as certain products matured, partially offset by an approximately 29% increase in unit shipments of our platforms, $0.3 million in revenue associated with a customer’s payment related to the cancellation of certain orders, as well as $0.1 million in revenue associated with certain royalty revenue. We expect the trend of declining average selling prices for existing products to continue as these products mature further in the market. This decline may have a negative impact on our future margins if we cannot reduce our associated costs accordingly. Our increased sales volumes were primarily due to the continued growth of the personal media player market, and an increase in market share for products manufactured by our primary customers. This continued growth was partially offset by the impact in the third quarter of fiscal 2006 resulting from Apple Computer Inc.’s decision not to use our next generation platforms in certain of its products. We expect that this decision will continue to result in significant reduction in orders from our primary customers and consequently will continue to impact our financial performance in the near term. Revenue on sales to the Asia/Pacific region, including Japan, was 94.4% and 98.6% in the nine months ended September 30, 2006 and 2005, respectively. Sales to Inventec and Hon Hai represented 92.4% of our revenue in the nine months ended September 30, 2006, compared to 91.7% for the same period in the prior year.

Cost of revenue and gross margin. Cost of revenue decreased to $82.0 million in the nine months ended September 30, 2006 from $82.3 million in the nine months ended September 30, 2005. This decrease was primarily due to an approximately 24% decline in our average unit cost as we were able to negotiate more favorable pricing from our manufacturing logistics partners, partially offset by an approximately 29% increase in unit shipments of our platforms.

Gross margin was 42.1% in the nine months ended September 30, 2006 and 44.0% in the nine months ended September 30, 2005. We recognized revenue of approximately $0.2 million and $0.6 million, respectively, in the nine months ended September 30, 2006 and 2005 on the sale of previously written-off older-generation inventory. Additionally, we recorded revenue of $0.3 million associated with a customer’s payment related to the cancellation of certain orders and $0.1 million associated with another customer for certain royalty revenue in the nine months ended September 30, 2006. Each of these customers accounted for less than 10% of our revenue for that period. Gross margin in the nine months ended September 30, 2006 was negatively impacted by $0.2 million in warranty and rework charges and $0.2 million related to expedite fees, compared to $0.2 million in warranty and rework charges and $0.1 million related to in expedite fees in the nine months ended September 30, 2005. We expect that we may need to record adjustments to our inventory valuation from time to time and that our gross margin may fluctuate as we introduce new platforms and products and as the market for our platforms becomes more competitive. We expect that future sales, if any, of our current balance of written-off inventory would not have a material impact on our future gross profits.

Research and development. Research and development expense, including stock-based compensation, increased to $34.3 million in the nine months ended September 30, 2006 from $24.3 million in the nine months ended September 30, 2005, a 41% increase. Approximately $3.7 million of the increase was related to stock-based compensation recognized as research and development expense, mostly as a result of the adoption of SFAS 123R. In addition, we had an increase of approximately $3.5 million due to an increase in personnel-related expenses, resulting from a higher average research and development headcount during the nine-months ended September 30, 2006 compared to the same period in the prior year. We also had increased expenses of approximately $1.3 million related to equipment and software, as we continued to invest in technology to support our current and future products. Travel expenses also increased by approximately $0.7 million, as a result of increased technical support activities for our customers in the current year. In the nine months ended September 30, 2006, we further had approximately $0.5 million of severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have similar charges for the same period in the prior year.

Selling, general and administrative. Selling, general and administrative expense, including stock-based compensation, increased to $15.4 million in the nine months ended September 30, 2006 from $11.2 million in the nine months ended September 30, 2005, a 38% increase. We had an increase of $2.0 million related to stock-based compensation recognized as selling, general and administrative expense, mostly as a result of the adoption of SFAS 123R. Travel and marketing expenses increased by approximately $0.8 million, which was primarily associated with the promotion of our products. Professional services-related expenses, including accounting and legal expenses, increased by $0.8 million, primarily due to costs for certain tax-related services and certain patent related expenses. In addition, in the nine months ended September 30, 2006, we had approximately $0.1 million of severance related charges in connection with the re-organization of our operations that resulted from a product transition setback. We did not have similar charges for the same period in the prior year.

Amortization of purchased intangibles. Amortization of purchased intangibles was $0.8 million in the nine months ended September 30, 2006. We had no similar expenses in the comparable period for the prior year. Amortization of purchased intangibles relates to various patents and patent rights acquired during the three months ended March 31, 2006.

Interest and other income, net. Interest and other income, net, increased to $6.6 million in the nine months ended September 30, 2006, compared to $3.3 million in the nine months ended September 30, 2005. This increase was primarily due to an increase in interest income related to our significantly increased balance of cash, cash equivalents and short-term investments as well as an increase in interest rates compared to the same period in the prior year.

Provision for income taxes. Our provision for income taxes was $6.3 million in the nine months ended September 30, 2006, compared to $8.1 million in the nine months ended September 30, 2005. The tax provision for the nine months ended September 30, 2006 is the result of applying an annualized rate of 40.1% to our year-to-date earnings. We recorded a tax provision in the same period of the prior year that represented an annualized effective tax rate of 25.0%. We have a higher rate this period due to non-deductible stock-based compensation being recorded under the provisions of SFAS 123R during the current year, as well as the release of certain valuation allowances related to NOL carryforwards as well as a benefit from research and development activities being recorded in the prior year. The determination of our effective tax rate as well as the valuation allowance for our deferred tax assets is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various tax jurisdictions in which we operate. As of September 30, 2006, we had net deferred tax assets of $5.9 million, the realization of which is primarily dependent on our ability to generate sufficient U.S. taxable income in future years. Although realization is not assured, we believe that it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, may increase or decrease in subsequent quarters, when we reevaluate the underlying basis for our estimates of future U.S taxable income.

Liquidity and Capital Resources

We have historically financed our operations primarily through sales of equity securities and, to a lesser extent, through our bank borrowings. Additionally, during our fiscal year 2005 we generated $54.9 million of cash from our operating activities, and in the nine months ended September 30, 2006 we generated $27.3 million of cash from our operating activities. As of September 30, 2006, we had approximately $195.5 million in cash, cash equivalents and short-term investments. We outsource our design implementation and almost all of our manufacturing logistics, semiconductor fabrication, assembly and test. By outsourcing these functions, we are able to focus more of our financial resources on product design and eliminate the high fixed cost of owning and operating a semiconductor fabrication facility.

Operating Activities

Net cash provided by operating activities was $27.3 million in the nine months ended September 30, 2006, compared to $35.5 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, net cash generated by operating activities resulted primarily from net income of $9.4 million, as well as decreases in accounts receivable and inventory, which more than offset the decreases in accounts payable, accrued liabilities and deferred income. The decrease in accounts receivable was due to lower activity in the later months of the third fiscal quarter of 2006, while the decrease in inventory was due to continued inventory management. In the nine months ended September 30, 2005, net cash generated by operating activities resulted primarily from net income and the increases in accounts payable, deferred income and accrued liabilities, which more than offset the growth in accounts receivable, inventory and other current assets. The increase in accounts payable and other accrued liabilities during the nine months ended September 30, 2005 was mainly due to non-recurring engineering-related expenses incurred but not paid as of the end of the period, as well as a significantly higher amount of payables due to the timing of inventory receipts and their related payments to our inventory vendors compared to the prior period.

Investing Activities

In the nine months ended September 30, 2006, we expanded our patent portfolio with the purchase and license of $8.4 million in patents and patent rights. Cash payments related to capital expenditures were approximately $5.8 million and $2.1 million in the nine months ended September 30, 2006 and 2005, respectively. These expenditures were primarily for the purchase of computer equipment and development tools and test equipment for engineering development, which has increased due to increased levels of activity. We also anticipate an increase in our capital expenditures in the current year related to development costs for facilities in India. Net cash used in investing activities also consisted of the net purchases of $14.2 million and $48.8 million of short-term marketable securities in the nine months ended September 30, 2006 and 2005, respectively.

Financing Activities

Net cash provided by financing activities was $2.6 million in the nine months ended September 30, 2006, consisting of $1.6 million in net proceeds from the issuance of our common stock from stock option exercises and employee stock purchases, as well as $1.0 million in excess tax benefit from share-based arrangements, which was presented as a financing activity in accordance with the provisions of SFAS 123R. In the nine months ended September 30, 2005, net proceeds from the issuance of our common stock as a result of stock option exercises and employee stock purchases were $1.3 million.

As of September 30, 2006, we did not have any amounts outstanding against a total of $15.0 million of bank borrowings available. We have a revolving bank line of credit, which accrues interest at a floating annual rate equal to the bank’s prime interest rate and expires in May 2007.

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

Contractual Obligations

As of September 30, 2006, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	After 3 years
	(in thousands)
Operating Leases (1)	$3,082	$954	$2,128	$—
Unconditional Purchase Obligations (2)	$15,652	$15,120	$532	$—

Total	$18,734	$16,074	$2,660	$—

(1)	Operating leases, primarily agreements for building facilities.

(2)	Unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on PortalPlayer and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations also include agreements for design tools and software for use in product development and land and building development costs. Of the unconditional purchase obligations noted above, $11.3 million relates to commitments for inventory.

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

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our wholly owned subsidiary’s operating expenses in India and Taiwan, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

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

Failure to complete, or delays in completing, the merger with NVIDIA could materially and adversely affect our results of operations and our stock price.

On November 6, 2006, we entered into a definitive merger agreement with NVIDIA. Consummation of the merger is subject to customary closing conditions such as the adoption of the merger agreement by our stockholders and various regulatory approvals. We cannot assure you that the necessary approvals will be obtained, or that regulatory approvals will not subject us to additional regulatory obligations, or that we will be able to consummate the merger as currently contemplated under the merger agreement. Risks related to the proposed merger include the following:

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under specified circumstances, we may have to pay a termination fee to NVIDIA in the amount of $12,500,000;

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	The customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•	Our supply chain process may be disrupted by the uncertainty of our third party service providers, including eSilicon Corporation and LSI Logic Corporation, as well as our outside foundries, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation, over when or if the merger will be consummated;

•	Our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products and services as a result of the announcement of the merger; and

•	Our ability to attract new employees and retain existing employees may be difficult as a result of uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could reduce our revenues, increase our expenses, and harm our stock price.

We currently depend on two customers for substantially all of our revenue and the loss of, or a significant reduction in, orders from either of these customers would significantly reduce our revenue and adversely impact our operating results.

Two customers account for substantially all of our revenue. Inventec Appliances (Shanghai) Co., Ltd., Inventec Appliances (Pudong) Co., Ltd. and Inventec Appliances Corp., which are affiliated with each other and which we refer to collectively as Inventec, accounted for approximately 33.5% and 56.7% of our revenue in the nine months ended September 30, 2006 and fiscal 2005, respectively. In addition, Hon Hai Precision Industry Co., Ltd., or Hon Hai, accounted for 58.9% and 36.3% of our revenue in the nine months ended September 30, 2006 and fiscal 2005, respectively. The loss of sales to either of these customers would have a significant negative impact on our business. For example, in April 2006, we were advised by Apple Computer, Inc. that our next generation platform, due out in the second half of 2006, will not be used in their mid-range and high-end flash-based iPods. As a result, we expect the significant drop in our sales to our primary customers to continue. Because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. Purchase orders can be cancelled or rescheduled on relatively short notice. Cancellations of customer orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these customers expose us to the risks of inventory shortages or excess inventory, particularly during end product transitions that require a new generation of our platforms. This in turn could cause our operating results to fluctuate.

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

If we are unable to develop successful new platforms or other products to keep pace with rapid technological change or develop business models to address new market segments, we will be unable to expand our business and our operating results and competitive position would be harmed.

The consumer electronics market is characterized by rapidly changing technology. This requires us to continuously develop new platforms or other products and enhancements for existing platforms to keep pace with evolving industry standards and rapidly changing customer requirements. For example, although our platforms historically were used only in hard disk drive-based personal media players, in 2005 we began deriving revenue from flash memory-based applications and, in 2006, we announced a new technology platform targeted at the computer market that enables a secondary display. In addition, our products have recently been designed into personal media players that utilize satellite radio capabilities. However, if feature-rich personal media player capabilities are adopted by adjacent markets such as wireless and mobile phones, we may need to develop platforms that can operate with these devices. We may not have the technological capabilities to develop, or the financial resources necessary to fund, these future innovations. Even if we are able to develop future innovations, if our future innovations produce technology that is behind that of our competitors, we may lose customers. Similarly, if our future innovations are ahead of the then-current technological standards in our industry, customers may be unwilling to purchase our platforms until the consumer electronics market is ready to accept them. If we are unable to successfully define, develop and introduce competitive new platforms or other products and enhance existing platforms, we may not be able to compete successfully. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

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

In addition, we recently licensed our technology to a manufacturing partner and have recorded royalty revenue from sales of products by this manufacturing partner that incorporate our licensed technology. We expect revenue from licensing and royalties to increase in future periods. We have limited experience in managing a licensing and royalty based business. Our business, revenue and results of operations could be negatively affected if we are unsuccessful in managing our licensing business, including the timing and implementation of licensing arrangements.

If our Preface technology platform does not achieve broad market acceptance or is not otherwise successful, our business and operating results may suffer.

We recently announced our new technology platform, Preface™, initially targeted at the computer market. This technology platform, using a secondary display, is designed to give computer users access to data, music and photos. As of September 30, 2006, we have made only limited sample shipments of this platform and have not yet derived significant revenue from this platform. The success of our Preface technology platform depends on several factors, including, but not limited to, the market for computers in general and the demand for computers with the Preface technology platform by computer manufacturers and consumers. Computer manufacturers may choose to only include the Preface technology into their computer designs in combination with computers planned for introduction with Microsoft’s Windows Vista. The planned launch of Windows Vista and Windows Sideshow (a feature set in Microsoft Windows Vista) has been delayed until at least early 2007. This delay has given our competitors in this market an opportunity to further develop their platforms and may provide them with an opportunity to introduce their products before or concurrent with our introduction. If the timing and introduction of Windows Vista or Windows Sideshow is further delayed or does not happen when anticipated, then demand for Preface will be severely impaired. In addition, the development and introduction of a new technology platform such as Preface involves additional risks, including intellectual property risks as discussed above, the risk of product defects which in turn could harm our reputation, sales of our platforms and cause unexpected costs, and the reliance on third-party technology incorporated into the platform. If our Preface technology platform does not achieve market acceptance or is not otherwise successful, or if we encounter product defects or delays or other difficulties in the introduction, sales and marketing of this platform, our business and operating results may suffer.

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

At September 30, 2006, we had an accumulated deficit of approximately $4.5 million. Although we have achieved profitability in the past nine quarters, we cannot be certain that we will sustain profitability in the future. To be profitable, we will need to continue to sustain or grow our revenue to support our current expense levels. We may not be able to sustain or increase profitability on a quarterly or an annual basis, especially in light of Apple’s decision not to use our next generation platform in certain iPods. If we are not profitable or otherwise fail to meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

Our sales to the Asia/Pacific region, including Japan, accounted for approximately 94.4% and 99.0% of our revenue in the nine months ended September 30, 2006 and fiscal 2005, respectively. We anticipate that a significant amount of our revenue will continue to be represented by sales to customers in that region. A large percentage of our sales outside the United States are made to original design manufacturer customers in Asia, who may ultimately sell their products to original equipment manufacturers outside of Asia. We also maintain an engineering facility in India, where we conduct a significant portion of our engineering activities, and may expand our international operations, such as in Asia. Increased instability in the Asia/Pacific region may adversely impact the desire of our employees and customers to travel, as well as the reliability and cost of transportation, which in turn would harm our business. Risks we face in conducting business internationally include:

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

We intend to continue to expand the range of our technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. For example, in early October 2006, we acquired AVCcore, Inc., with which we expect to accelerate the development of our future HD-enabled technologies. We may be unable to identify additional suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We have limited experience with investing in or acquiring and integrating complementary businesses and therefore may have difficulties completing such transactions or realizing the benefits of such transactions, or they may have a negative effect on our business. Such investments or acquisitions could require us to devote a substantial amount of time and resources and could place a significant strain on our management and personnel. To finance any acquisitions, we may choose to issue shares of our common stock, which would dilute your interest in us. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2006 – July 31, 2006	335	$9.72
August 1, 2006 – August 30, 2006	1,230	$12.30
September 1, 2006 – September 30, 2006	545	$11.71

	2,110	$11.74

The total number of shares repurchased corresponds with those shares of PortalPlayer common stock that employees deliver back to us to satisfy tax-withholding obligations at the settlement of restricted stock. We do not have a publicly announced plan to repurchase any of our shares of common stock.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
10.1*	Separation Agreement dated July 27, 2006 by and between the Registrant and Gary Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

*	Indicates a management contract or compensatory plan or arrangement.

**	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PortalPlayer, Inc.

By:	/s/ SVEND-OLAV CARLSEN
Svend-Olav Carlsen
Vice President and Chief Financial Officer
(Duly authorized officer and principal
financial and accounting officer)

Date: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Separation Agreement dated July 27, 2006 by and between the Registrant and Gary Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications.

*	Indicates a management contract or compensatory plan or arrangement.

**	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.